Form 10-Q
period 1996-09-30
TECHNOLOGY MODELING ASSOCIATES INC
filed 1996-11-13
CIK 1018728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(MARK ONE)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996

                                       OR

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

Commission file number:   0-21047



                      TECHNOLOGY MODELING ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                              94-2708698
          (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)

                             595 LAWRENCE EXPRESSWAY
                           SUNNYVALE, CALIFORNIA 94086
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                         TELEPHONE NUMBER (408) 328-0930
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.


               Yes               No  X
                  -----            -----

     As of October 31, 1996, there were 7,689,169 shares of the Registrant's Common Stock outstanding.

                      TECHNOLOGY MODELING ASSOCIATES, INC.

                                    FORM 10-Q


                                                                     PAGE NO.

PART I - FINANCIAL INFORMATION


     ITEM 1 -  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets -                     3
                    September 30, 1996 and December 31, 1995

               Condensed Consolidated Statements of Operations             4
                    For the three months and nine months ended
                    September 30, 1996 and 1995

               Condensed Consolidated Statements of Cash Flows             5
                    For the nine months ended September 30, 1996
                    and 1995

               Notes to Condensed Consolidated Financial Statements        6

     ITEM 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7 - 13



PART II - OTHER INFORMATION

     ITEM 4 -  Submission of Matters to a Vote of Security-Holders         14


     ITEM 6 -  Exhibits and Reports on Form 8-K                            14

               Signatures                                                  15

               Exhibit 11.1 Computation of Net Income per Share

               Exhibit 27.1 Financial Data Schedule

                      TECHNOLOGY MODELING ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                            SEPTEMBER 30,   DECEMBER 31,
                                                1996            1995
                                             -----------    ------------
                        ASSETS               (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . . . . .   $29,974        $3,284
   Short-term investments . . . . . . . . . .       994            --
   Accounts receivable, less allowance for
      doubtful accounts of $175 and $165,
      respectively. . . . . . . . . . . . . .     2,409         2,799
   Prepaid income taxes . . . . . . . . . . .       175           134
   Other current assets . . . . . . . . . . .       867           410
                                               --------        ------
      Total current assets. . . . . . . . . .    34,419         6,627
PROPERTY AND EQUIPMENT, net . . . . . . . . .     2,466         1,441
                                               --------        ------
                                               $ 36,885        $8,068
                                               --------        ------
                                               --------        ------

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable . . . . .  $    303        $  303
   Current portion of capitalized lease
      obligations. . . . . . . . . . . . . .        135            --
   Accounts payable. . . . . . . . . . . . .        366           604
   Accrued liabilities . . . . . . . . . . .      1,047         1,442
   Deferred revenue. . . . . . . . . . . . .      2,984         1,536
                                               --------        ------
      Total current liabilities                   4,835         3,885
                                               --------        ------
LONG-TERM LIABILITIES, net of current portion:
   Notes payable . . . . . . . . . . . . . .        501           728
   Capitalized lease obligations . . . . . .        468            --
                                               --------        ------
      Total long-term liabilities. . . . . .        969           728
                                               --------        ------
SHAREHOLDERS' EQUITY:
   Common stock, no par value - Authorized:
      25,000 shares Outstanding:  7,240 and
      4,311 shares, respectively . . . . . .     29,126         1,030
   Notes receivable from shareholders. . . .       (503)        (576)
   Deferred compensation . . . . . . . . . .     (1,121)           --
   Retained earnings . . . . . . . . . . . .      3,579         3,001
                                               --------        ------
        Total shareholders' equity . . . . .     31,081         3,455
                                               --------        ------
   Total liabilities and shareholders'
      equity . . . . . . . . . . . . . . . .    $36,885        $8,068
                                               --------        ------
                                               --------        ------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TECHNOLOGY MODELING ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                       1996       1995       1996      1995
                                      ------     ------     -------   ------
REVENUE:
  License. . . . . . . . . . . . . .  $3,336     $1,898     $ 9,058   $5,799
  Maintenance and other. . . . . . .   1,399        947       3,458    2,553
                                      ------     ------     -------   ------
    Total product revenue. . . . . .   4,735      2,845      12,516    8,352
  Funded development . . . . . . . .      82         30         309      104
                                      ------     ------     -------   ------
    Total revenue. . . . . . . . . .   4,817      2,875      12,825    8,456
                                      ------     ------     -------   ------
COST OF REVENUE:
  License. . . . . . . . . . . . . .     343        111         851      348
  Maintenance and other. . . . . . .     429        170         997      493
  Funded development . . . . . . . .      67         22         332      101
                                      ------     ------     -------   ------
    Total cost of revenue. . . . . .     839        303       2,180      942
                                      ------     ------     -------   ------
    Gross profit . . . . . . . . . .   3,978      2,572      10,645    7,514
                                      ------     ------     -------   ------

OPERATING EXPENSES:
  Sales and marketing. . . . . . . .   1,692        754       4,412    2,158
  Research and development . . . . .   1,307      1,079       3,784    3,065
  General and administrative . . . .     363        357       1,219    1,050
                                      ------     ------     -------   ------
    Total operating expenses . . . .   3,362      2,190       9,415    6,273
                                      ------     ------     -------   ------
    Income from operations . . . . .     616        382       1,230    1,241
OTHER INCOME (EXPENSE),  NET . . . .      25         34          27       24
                                      ------     ------     -------   ------
    Income before provision for
      income taxes . . . . . . . . .     641       416            7    1,265
PROVISION FOR INCOME TAXES . . . . .     343       168          665      509
                                      ------     ------     -------   ------
    Net income . . . . . . . . . . .  $  298    $  248      $   592   $  756
                                      ------     ------     -------   ------
                                      ------     ------     -------   ------
NET INCOME PER SHARE . . . . . . . .  $ 0.05    $ 0.04       $ 0.11   $ 0.14
                                      ------     ------     -------   ------
                                      ------     ------     -------   ------
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES. . . . . . . . .   5,521     5,570        5,486    5,429
                                      ------     ------     -------   ------
                                      ------     ------     -------   ------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TECHNOLOGY MODELING ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                1996      1995
                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .   $   592   $   756
  Adjustments to reconcile net income to net cash provided by operating activities -

      Depreciation and amortization . . . . . . . . . . . .       447       282
      Allowance for doubtful accounts . . . . . . . . . . .        10        72
      Non-cash compensation expense . . . . . . . . . . . .       290        43
      Changes in operating assets and liabilities -

         Accounts receivable. . . . . . . . . . . . . . . .       380      (271)
         Prepaid income taxes . . . . . . . . . . . . . . .       (41)     (144)
         Other current assets . . . . . . . . . . . . . . .      (207)     (269)
         Accounts payable . . . . . . . . . . . . . . . . .      (237)       81
         Accrued liabilities. . . . . . . . . . . . . . . .      (397)     (601)
         Deferred revenue . . . . . . . . . . . . . . . . .     1,449       350
                                                              -------   -------
            Net cash provided by operating activities . . .     2,286       299
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments . . . . . . . . . . .      (994)   (1,538)
  Issuance of notes receivable. . . . . . . . . . . . . . .      (250)       --
  Proceeds from sales of short-term investments . . . . . .        --       755
  Capital expenditures. . . . . . . . . . . . . . . . . . .      (811)     (547)
                                                              -------   -------
            Net cash used for investing activities. . . . .    (2,055)   (1,330)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligations. . . . . . . . . . .       (56)      (12)
  Payment of notes payable. . . . . . . . . . . . . . . . .      (228)     (228)
  Issuances of common stock, net of costs . . . . . . . . .    26,810        77
  Repurchases of common stock . . . . . . . . . . . . . . .       (67)      (53)
                                                              -------   -------
            Net cash provided by (used for) financing
              activities. . . . . . . . . . . . . . . . . .    26,459      (216)
                                                              -------   -------
NET INCREASES (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .    26,690    (1,247)
CASH AND CASH EQUIVALENTS, beginning of period. . . . . . .     3,284     3,256
                                                              -------   -------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . .   $29,974   $ 2,009
                                                              -------   -------
                                                              -------   -------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TECHNOLOGY MODELING ASSOCIATES, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the years ended December 31, 1994 and 1995 and for the six months ended June 30, 1996 (unaudited) included in the Company's registration statement on Form SB-2 declared effective by the SEC on September 19, 1996.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1996, or any other future periods.

2.   NEW ACCOUNTING STANDARDS
     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's 1996 fiscal year. SFAS No. 123 allows companies that have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company plans to continue to account for stock-based compensation arrangements under APB Opinion No. 25 and, therefore, does not anticipate SFAS No. 123 will have a material impact on its financial position, results of operations or cash flows.

3.   NET INCOME PER SHARE
     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method. Pursuant to SEC Staff Accounting Bulletins ("SAB") and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date as if they were outstanding for all periods presented (using the treasury stock method and an initial public offering price of $12.00 per share for stock options).

4.   CAPITAL STOCK
     In September 1996, the Company completed the initial public offering of its common stock. The Company sold 2,443,535 shares for net proceeds of $26.5 million. In October 1996, the Company's underwriters exercised their over allotment option to purchase an additional 450,000 shares which provided additional proceeds of $5.0 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was founded in 1979 to develop, market and support physical simulation software for IC design and manufacturing. The Company's original products were based on research done at Stanford University, and until 1988, the Company was focused primarily on research and development. In 1988, the Company hired additional management, established an engineering strategy, added distribution channels and marketing capabilities and began to position its products with a more commercial focus. Today, the Company sells eleven products in six product groups and strives to offer regular updates for its products.

The Company's revenue consists primarily of fees for licenses of the Company's software products and fees for maintenance and customer support. Products typically are licensed on a perpetual basis, with pricing determined by the number of concurrent users. The Company recognizes revenue from software licenses when software has been shipped and there are no significant remaining vendor obligations. When the Company receives payment prior to shipment and fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and customer deposits and are recognized as revenue only upon shipment and fulfillment of any significant vendor obligations.

The Company sells its products directly through its own sales organization in North America and Europe. In Asia, the Company uses an exclusive distributor in Japan and exclusive sales representatives in Korea, Taiwan and other markets. The Japanese distributor purchases the Company's products at a fixed price and, in turn, resells them to its customers. The Asian sales representative firms are paid commissions directly by the Company based on their licensing of the Company's products.

The Company also earns revenue from maintenance agreements for customer support and product enhancements. Maintenance fees are paid in advance and are not refundable. Maintenance revenue for ongoing customer support and product enhancements is recognized ratably over the term of the maintenance agreement, which is generally twelve months. In April 1996, the Company entered into its first professional services agreement, whereby the Company will provide a customer with methodologies for integrated circuit design and manufacturing to improve its design and production efficiencies. The Company recognizes revenue under professional service agreements on the percentage of completion method of accounting based upon the achievement of contractual goals.

RESULTS OF OPERATIONS. The following table sets forth, for the periods indicated, certain statements of operations data of the Company expressed as a percentage of total revenue.


                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                       1996      1995      1996      1995
                                      ------    ------    ------    ------
REVENUE:
  License. . . . . . . . . . . . .     69.3%     66.0%     70.6%     68.6%
  Maintenance and other. . . . . .     29.0      33.0      27.0      30.2
                                      -----     -----     -----     -----
     Total product revenue . . . .     98.3      99.0      97.6      98.8
  Funded development . . . . . . .      1.7       1.0       2.4       1.2
                                      -----     -----     -----     -----
     Total revenue . . . . . . . .    100.0     100.0     100.0     100.0
                                      -----     -----     -----     -----
COST OF REVENUE:
  License. . . . . . . . . . . . .      7.1       3.8       6.6       4.1
  Maintenance and other. . . . . .      8.9       5.9       7.8       5.8
  Funded development . . . . . . .      1.4       0.8       2.6       1.2
                                      -----     -----     -----     -----
     Total cost of revenue . . . .     17.4      10.5      17.0      11.1
                                      -----     -----     -----     -----
     Gross profit. . . . . . . . .     82.6      89.5      83.0      88.9
                                      -----     -----     -----     -----
OPERATING EXPENSES:
  Sales and marketing. . . . . . .     35.1      26.2      34.4      25.5
  Research and development . . . .     27.1      37.5      29.5      36.3
  General and administrative . . .      7.6      12.5       9.5      12.4
                                      -----     -----     -----     -----
     Total operating expenses. . .     69.8      76.2      73.4      74.2
                                      -----     -----     -----     -----
     Income from operations. . . .     12.8      13.3       9.6      14.7

OTHER INCOME (EXPENSE),  NET . . .      0.5       1.2       0.2       0.3
                                      -----     -----     -----     -----
     Income before provision
       for income taxes. . . . . .     13.3      14.5       9.8      15.0

PROVISION FOR INCOME TAXES . . . .      7.1       5.9       5.2       6.1
                                      -----     -----     -----     -----
     Net income. . . . . . . . . .      6.2%      8.6%      4.6%      8.9%
                                      -----     -----     -----     -----
                                      -----     -----     -----     -----

REVENUE. License revenue consists principally of revenue for licensing the Company's software and is generally recognized when the software has been shipped and there are no significant remaining obligations. Maintenance and other revenue consists primarily of fees for providing system updates, user documentation and technical support for software products, and is recognized ratably over the term of the maintenance agreement. Funded development revenue consists of revenue earned on development contracts with government-sponsored and private entities and is recognized under the percentage of completion method.

Total revenue increased 67.5% to $4.8 million for the three months ended September 30, 1996 from $2.9 million for the three months ended September 30, 1995 and increased 51.7% to $12.8 million for the nine months ended September 30, 1996 from $8.5 million for the nine months ended September 30, 1995.

International sales were $3.9 million and $2.0 million for the three months ended September 30, 1996 and 1995, respectively, representing 81.3% and 69.6% of total revenue for the respective periods. International sales were $9.4 million and $6.4 million for the nine months ended September 30, 1996 and 1995, respectively, representing 72.4% and 74.8% of total revenue for the respective periods. The increase in both total and international revenue was due primarily to increased licensing and maintenance and other revenue from Asia. It is anticipated that international revenue will continue to constitute a significant portion of total revenue. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, foreign withholding taxes, limitations on repatriation of earnings and reduced protection of intellectual property rights.

License revenue increased 75.8% to $3.3 million for the three months ended September 30, 1996 from $1.9 million for the three months ended September 30, 1995 and increased 56.2% to $9.1 million for the nine months ended September 30, 1996 from $5.8 million for the nine months ended September 30, 1995. The primary reason for the increase in license revenue was additional licensing of the Company's process simulation and device simulation products.

Maintenance and other revenue increased 47.7% to $1.4 million for the three months ended September 30, 1996 from $947,000 for the three months ended September 30, 1995 and increased 35.4% to $3.5 million for the nine months ended September 30, 1996 from $2.6 million for the nine months ended September 30, 1995. The increase in maintenance and other revenue was attributable to an increase in the Company's installed base of products, the Company's continued effort toward obtaining customer renewals of maintenance, and the commencement of revenue from contracts obtained by the Company's professional services group.

COST OF REVENUE. Cost of revenue consists primarily of the costs of media and shipping of licensed products, the costs of providing maintenance support to the Company's customers, royalties payable and the cost of the Company's professional services group. Cost of license revenue as a percent of license revenue increased to 10.3% for the three months ended September 30, 1996 from 5.8% of license revenue for the three months ended September 30, 1995. Cost of license revenue as a percent of license revenue increased to 9.4% for the nine months ended September 30, 1996 from 6.0% of license revenue for the nine months ended September 30, 1995. Cost of license revenue increased in both periods primarily due to increased royalty expenses incurred on revenues from third party software products sold by the Company. Cost of maintenance and other revenue as a percent of maintenance and other revenue increased to 30.7% for the three months ended September 30, 1996 from 18.0% for the three months ended September 30, 1995. Cost of maintenance and other revenue as a percentage of maintenance and other revenue increased to 28.8% for the nine months ended September 30, 1996 from 19.3% for the nine months ended September 30, 1995. The increase in the cost of maintenance and other revenue in both periods was attributable primarily to the start-up costs associated with the Company's professional services group. Cost of funded development revenue as a percentage of funded development revenue increased to 81.7% for the three months ended September 30, 1996 from 73.3% for the three months ended September 30, 1995, and increased to 107.4% for the nine months ended September 30, 1996 from 97.1% in the nine months ended September 30, 1995 as a result of the timing of milestone payments associated with funded development programs.

SALES AND MARKETING. Sales and marketing expenses include the costs associated with sales personnel, promotional events (such as trade show and technical conference attendance) and advertising and public relations programs. Sales and marketing expenses increased to $1.7 million for the three months ended September 30, 1996 from $754,000 for the three months ended September 30, 1995 and increased as a percentage of total revenue to 35.1% from 26.2% for the three months ended September 30, 1996 and 1995, respectively. Sales and marketing expenses increased to $4.4 million for the nine months ended September 30, 1996 from $2.2 million for the nine months ended September 30, 1995 and increased as a percentage of total revenue to 34.4% from 25.5% for the nine months ended September 30, 1996 and 1995, respectively. Sales and marketing expenses increased in both periods due primarily to the addition of sales and marketing personnel and the opening of new sales offices in Boston, Portland and Milan,

Italy this year. The Company expects that its sales and marketing expenses will continue to increase for the foreseeable future as the Company expands its marketing and distribution capabilities.

RESEARCH AND DEVELOPMENT. Research and development expenses include the costs of creating new products and developing enhancements to existing products. Software development costs have been expensed as incurred, because software development has generally been completed concurrently with the establishment of technological feasibility. Research and development expenses increased to $1.3 million for the three months ended September 30, 1996 from $1.1 million for the three months ended September 30, 1995 but decreased as a percentage of total revenue to 27.1% from 37.5% for the three months ended September 30, 1996 and 1995, respectively. Research and development expenses increased to $3.8 million for the nine months ended September 30, 1996 from $3.1 million for the nine months ended September 30, 1995, but decreased as a percentage of total revenue to 29.5% from 36.3% for the nine months ended September 30, 1996 and 1995, respectively. Research and development costs in both periods increased primarily due to increased headcount. The decrease as a percentage of revenue on both periods was due to revenues increasing at a faster rate than the increase in research and development expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs associated with the Company's executive office, human resources and finance functions. General and administrative expenses increased to $363,000 for the three months ended September 30, 1996 from $357,000 for the three months ended September 30, 1995, but decreased as a percentage of total revenue to 7.6% from 12.5% for the three months ended September 30, 1996 and 1995, respectively. General and administrative expenses increased to $1.2 million for the nine months ended September 30, 1996 from $1.1 million for the nine months ended September 30, 1995, but decreased as a percentage of total revenue to 9.5% from 12.4% for the nine months ended September 30, 1996 and 1995, respectively. The decrease as a percentage of revenue in both periods was due to revenues increasing at a faster rate than the increase in general and administrative expenses. The Company expects that general and administrative expenses will increase due to increases in staff and the costs of being a public company.

OTHER INCOME (EXPENSE), NET. Other income is primarily interest income earned on excess cash balances. Other expense is primarily interest paid on notes payable and under capitalized lease obligations. Other income was $64,000 and $60,000 for the three months ended September 30, 1996 and 1995, respectively and $132,000 and $139,000 for the nine months ended September 1996 and 1995, respectively. Other expense was $39,000 and $26,000 for the three months ended September 30, 1996 and 1995, respectively and $105,000 and $115,000 for the nine months ended 1996 and 1995, respectively.

PROVISION FOR INCOME TAX. Provision for income tax consists primarily of federal income taxes, state taxes and international withholding taxes. The Company's effective rate of taxation was 52.9% for the nine months ended September 30, 1996 and 40.2% for the nine months ended September 30, 1995. Because the Company generates a significant portion of its total revenue from international sales that require withholding of foreign tax, it has not been able to utilize all of its available tax credits. Accordingly, the Company has generated significant tax credit carryforwards. Given the uncertainty over ultimate utilization of these credits, the Company has not been benefited in the tax provision, which has resulted in an effective rate of taxation in excess of the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES.   The Company has financed its operations to
date through private sales of equity securities and with cash from operations. However, on September 20, 1996, approximately $26.5 million in cash, net of expenses, was raised through the Company's initial public offering.

Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 1996 which resulted primarily from net income and an increase in customer deposits. Cash used in investing activities resulted primarily from net purchases of short-term investments and additions to property and equipment.

As of September 30, 1996, the Company had working capital of $29.6 million and cash and equivalents and short-term investments of $ 31.0 million. As of September 30, 1996, the Company had no bank indebtedness and no long term commitments other than operating lease obligations. The Company believes that the existing cash and equivalents and short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations through at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private financing or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward looking statements that include risks and uncertainties, including but not limited to those listed below and from time to time in the Company's other reports filed with the SEC. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

The Company's quarterly operating results have varied in the past, and may vary significantly in the future, depending on factors such as size and timing of significant customer orders, timing and levels of operating expenses, increased competition, timing of new product announcements and releases by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, gain or loss of significant customers, distributors or sales representatives, renewal rates of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, and economic conditions in general and in the semiconductor industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter.

In particular, quarterly revenue and operating results depend on the volume and timing of orders received during the quarter. A significant portion of the Company's revenue in each quarter results from licenses entered into during that quarter, and the Company historically has operated with little order backlog. There can be no assurance that the Company will attain a significant backlog in the future. The Company's expense levels are relatively fixed and are based, in part, on expectations regarding future revenue. Furthermore, the Company often recognizes a substantial portion of its license revenue in the last month or even weeks of a quarter, and, therefore its net income, if any, may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses vary with its revenue. Because of the relatively large dollar size of the Company's typical software license, any delay in the closing of a transaction may have a significant impact on the Company's operating results for a particular period.

In addition, the Company's revenue and results of operations have been and may continue to be affected by seasonal trends, which may result in higher revenue in certain quarters due to customers' purchasing and budgetary practices. There can be no assurance that seasonal trends in customer purchasing will not materially adversely affect the Company's results of operations in future quarters. Consequently, operating results in any period should not be considered indicative of the results to be expected for any future period.

The historical competition for technology computer-aided design ("TCAD") products has come from design automation or research and development groups working within established IC manufacturing companies. These companies, some of which are customers of the Company, have access to significantly greater financial resources than the Company and may be able to develop their own simulation tools, thus reducing their reliance upon products from independent companies such as the Company. Established IC manufacturers or design companies may elect in the future to market their internally developed products and compete directly with the Company for other customers. If these or other established companies enter the market, competitive pressures could intensify due to their significantly greater financial, technical and marketing resources, as well as the name recognition that these companies possess.

In addition, Silvaco International, Inc. and at least one other small private company offer products that compete with a number of the Company's products. Other companies offer a single product that competes with one of the Company's products. Because these competitors are private companies for which little public information is available, the Company can only estimate their size and market penetration. The Company has experienced pricing pressures in the past, and increased competition from current competitors or new market entrants could result in additional price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, it is possible that large, well established electronic computer-aided design ("ECAD") companies may acquire the technology of one or more of the Company's private competitors in order to gain access to the markets in which the Company competes. With significantly more financial resources than the Company and large existing customer bases, these potential competitors could increase the competition faced by the Company. Because of the changing nature of the ECAD and TCAD markets and actual and potential competition, there can be no assurance that the Company will be able to maintain its market share or that its competitors will not increase their market share of the TCAD market.

The electronic design automation ("EDA") industry is characterized by rapid technological change, frequent new product introductions and enhancements of existing products, evolving industry standards and rapidly changing customer requirements. The Company must meet the challenges of the EDA industry by introducing new products and product enhancements, and must continue to address customers' current and future needs in a timely manner. There can be no assurance that the Company will not experience difficulties that could delay or prevent the development, the introduction of the marketing of these products. Additionally, there can be no assurance that the Company's new products and product enhancements, if developed, will meet the requirements of the marketplace, will be of acceptable quality or will achieve market acceptance or that the introduction of new products or new industry standards will not render existing products obsolete and unmarketable.

In 1993, 1994, 1995 and the first nine months of 1996, licensing and maintenance of the Company's software products in Asia, primarily Japan, Korea and Taiwan, accounted for approximately 53.6%, 55.9%, 61.5% and 61.5%, respectively, of the Company's total revenue. Sales of the Company's product licenses to customers in Japan are made exclusively through a single distributor, Innotech Corporation ("Innotech"). In Korea, licenses to customers are made through a single independent sales representative, C&G Technology, Inc ("C&G"). Sales to customers in Taiwan were also carried out through a single independent sales representative, Business Technology, Inc ("BTI"). The Company expects that sales to customers in Japan, Korea and Taiwan will continue to make up a significant proportion of the Company's total product revenue for the foreseeable future. Since the Company's products are used by highly skilled professional engineers, in order to be effective, a distributor or sales representative must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors and sales representatives possess such resources. There can be no assurance that any or all of the agreements with Innotech, C&G and BTI will continue for any substantial period of time or that these companies will continue to distribute the Company's software products, and there is no assurance that the Company could replace these entities without significant difficulty.

In addition, international sales inherently involve a number of risks, including currency fluctuations, unexpected changes in governmental regulatory requirements, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, limited protection of the Company's products and intellectual property rights under the laws of certain foreign countries and political instability and economic recession in foreign markets. There can be no assurance that such factors will have a material adverse effect on future international licensing and maintenance revenue and, consequently, on the Company's business, operating results and financial condition.

The Company derived a significant majority of its total revenue in the first nine months of 1996 from the licensing and maintenance of two software products, TSUPREM-4 and Medici, and the Company expects to continue to derive a substantial portion of its total revenue from these two products for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of TSUPREM-4 and Medici. There can be no assurance that the Company will successfully develop new products or that such products will find market acceptance or meet customer expectations. The Company's two principal products may be rendered obsolete by future technical advances by the Company's competitors or even by certain of its customers or marketing partners. The failure of the Company to maintain and enhance the capabilities of its current products or to introduce new products successfully into the market could have a material adverse effect on the Company's business, operating results and financial condition.

Because of the complexity and substantial cost of the Company's products, licensing these products to the Company's customers typically involves a significant technical evaluation and commitment of cash and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large expenditures and to evaluate and accept new technologies that affect key operations. In addition, certain of the Company's foreign customers have lengthy purchasing cycles that may increase the amount of time the Company must dedicate to placing its products with these customers.
For these and other reasons, the sales cycle associated with the licensing of the Company's products is lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance evaluations that are beyond the Company's control. Because of the lengthy sales cycle and the large size of customers' average orders, if revenue projected from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected.

PART II - OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security-Holders

On July 8, 1996, the Company solicited the written consent of its shareholders to approve the following matters: (i) Amendment to the Company's Articles of Incorporation to provide that all action by shareholders of the Company be taken by noticed meeting pursuant to Sections 601 and 602 of the California Corporations Code; (ii) Amendment of the Company's 1996 Equity Incentive Plan to provide that outstanding options granted pursuant to the Company's prior equity incentive plans that expire or become unexercisable without having been exercised will become available for grant under the 1996 Equity Incentive Plan;
(iii) Amendment of the Company's 1996 Directors Stock Option Plan (a) to provide that all option grants to directors under such plan will vest as to 25% of the shares one year after the grant date and vest as to 2.08% of the shares each month thereafter; and (b) to give the Compensation Committee of the Board of Directors discretion to grant transferable options under plan; and (iv) Amendment of the Company's 1996 Employee Stock Purchase Plan to increase the maximum employee contribution under Section 9(a) of such plan to 15% from 10%.

At the time of the consent, the Company had 4,762,222 shares of Common Stock outstanding. The Company had no outstanding shares of Preferred Stock. With respect to all of the above actions, the Company received the affirmative vote of the holders of 3,800,530 shares of its outstanding Common Stock (79.8%). There were no votes cast against any of the proposals, no abstentions and no broker non-votes. No consents were received from the holders of the remaining 961,692 shares of Common Stock.



Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibit
           11.1 Statement regarding computation of per share earnings
           27.1 Financial Data Schedule

     (b) Reports on Form 8-K
           The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TECHNOLOGY MODELING ASSOCIATES, INC.
                                       (Registrant)


DATE: November 12, 1996                By:  /s/ Roy E. Jewell
     ------------------------              ------------------------
                                           ROY E. JEWELL
                                           President and Chief Executive Officer



DATE: November 12, 1996                By:  /s/ Bennet L. Weintraub
     ------------------------              ------------------------
                                           BENNET L. WEINTRAUB
                                           Chief Financial Officer and
                                           Vice President of Finance and
                                           Administration