Form 10-K405
period 1996-12-31
TECHNOLOGY MODELING ASSOCIATES INC
filed 1997-03-19
CIK 1018728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the transition period from __________ to __________

Commission file number:   0-21047

                      TECHNOLOGY MODELING ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                              94-2708698
          (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)

                             595 LAWRENCE EXPRESSWAY
                           SUNNYVALE, CALIFORNIA 94086
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                         TELEPHONE NUMBER (408) 328-0930
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                 No
                   --------                --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the Nasdaq National Market System, was approximately $54.3 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 1997, there were 7,692,669 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Definitive Proxy Statement for Registrant's Annual Meeting of Shareholders to be held May 22, 1997.

                      TECHNOLOGY MODELING ASSOCIATES, INC.
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                       Page No.
PART I
------

      Item 1. -   Business                                                 3

      Item 2. -   Properties                                              10

      Item 3. -   Legal Proceedings                                       10

      Item 4. -   Submission of Matters To a Vote of Security Holders     10

      Item 4A. -  Executive Officers of the Registrant                    10

PART II
-------

      Item 5. -   Market for Registrant's Common Equity and Related
                  Stockholder Matters                                     11

      Item 6.-    Selected Financial Data                                 12

      Item 7. -   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     13

      Item 8. -   Financial Statements and Supplementary Data             19

      Item 9. -   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                     33

PART III
---------

      Item 10. -  Directors and Executive Officers of the Registrant      33

      Item 11.-   Executive Compensation                                  33

      Item 12.-   Security Ownership of Certain Beneficial Owners and
                  Management                                              33

      Item 13.-   Certain Relationships and Related Transactions          33

PART IV
-------

      Item 14.-   Exhibits, Financial Statements, Schedules and
                  Reports on Form 8-K                                     34

                                     PART I

ITEM 1.  BUSINESS

         Technology Modeling Associates, Inc. ("the Company") is a leading provider of physical simulation software to support integrated circuit design and manufacturing. The Company's technology computer-aided design ("TCAD") software enables customers to design next-generation integrated circuits ("ICs") with a focus not only on performance but also on manufacturability and reliability early in the design process. The migration to deep submicron (less than 0.5 micron) and other leading edge technologies has resulted in the emergence of a new set of design problems not adequately addressed by traditional electronic design automation ("EDA") tools. The Company's software addresses these problems by allowing designers to model on-chip physical devices, such as transistors and interconnect structures, at a detailed level and to analyze various effects related to semiconductor physics. By using the Company's software, semiconductor companies are able to reduce the need to manufacture costly and time-consuming experimental wafers to test new technology designs and accurately predict circuit performance. This allows customers to evaluate a broader range of technologies in the production of more innovative products with higher yields while reducing time-to-market.

         CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") ARE FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, AND ENTAIL VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES ARE SET FORTH THROUGHOUT THIS REPORT.


INDUSTRY BACKGROUND

         Semiconductor companies exist within a rapidly changing environment. Because of the swift pace of technological change, semiconductor companies are subject to extreme time-to-market, cost containment, product life cycle and return on investment pressures. These companies' success depends substantially upon their ability to innovate while maintaining efficiency in manufacturing and asset utilization. Many IC manufacturers are migrating to deep submicron geometries (0.5 micron and below) and larger wafer sizes in order to produce smaller, faster and more complex ICs and are constructing billion dollar fabrication facilities to accommodate this shift. In the migration to deep submicron, a new set of design problems has emerged related to the physics of semiconductor technology.

THREE CRITICAL PRODUCT REQUIREMENTS-PERFORMANCE, MANUFACTURABILITY AND
RELIABILITY

         IC designers have typically focused on performance as their primary objective during the design of a new IC. Performance in this context means ensuring that a given design meets the specifications established for the final product, such as refresh time in a DRAM or clock speed in a microprocessor. Additional concerns such as manufacturability and reliability have generally not been considered if the final design conforms to the design rules, such as minimum metal line widths, provided by the technology development or manufacturing organizations. Technology development organizations within semiconductor companies typically develop both the on-chip devices, such as transistors and interconnect structures, and the fabrication process and subsequently have to resolve manufacturability and reliability issues.

         Two additional design objectives have recently gained importance - Design for Manufacturability ("DFM") and Design for Reliability ("DFR"). DFM focuses on creating designs that not only meet performance requirements but also are as tolerant as possible to intrinsic variations in semiconductor fabrication. Specifically, DFM involves "centering" the design so that the maximum number of ICs manufactured performs within the tolerances of the product specifications. This results in greater manufacturing yields - a higher proportion of "good" to "bad" ICs. DFR involves conforming to longer-term, rather than immediate, performance specifications. DFR anticipates long-term reliability problems during the design phase to create better designs that maximize product life. Examples of such problems include electromigration in metal lines and electrostatic discharge, both of which can cause product failure during use.

DEEP SUBMICRON CHALLENGES

         As ICs increasingly incorporate deep submicron features, the achievement of acceptable IC performance, manufacturability and reliability becomes more challenging. Simply conforming to standard design rules may result either in designs that are overly conservative, and therefore noncompetitive, or in designs that cannot be manufactured with acceptable yields. Previously negligible electrical and optical effects have become critical barriers in IC production because new deep submicron designs require placing smaller features in close proximity. As deep submicron designs push the capability limits of existing stepper technology, the relationship between drawn and printed features can be non-intuitive to the engineer. For example, as line widths approach the wavelengths of the illumination sources, designers in lithography processing can no longer depend on any one drawn mask feature being independent of the other features being printed. Traditional EDA software products lack the ability to model these and other crucial physical effects in the IC design process, and thus do not adequately address the objectives of performance, manufacturability and reliability in today's deep submicron environment.

TRADITIONAL EXPERIMENTAL PROCESS IN DESIGNING AND MANUFACTURING ICS

         The current process for designing and manufacturing ICs is iterative and experimentally based. Process and device technologies are developed, designs are generated, experimental wafers are manufactured, performance is assessed and the designs are refined to meet performance, reliability and manufacturing requirements. This entire process typically is repeated several times before an IC that meets specifications can be manufactured. As a result, it can take many months or even years for a new IC to be designed and put into production.

         The technology development phase for implementing the physical design of ICs traditionally has been based on building and testing a number of transistor and interconnect structures on experimental wafers. This is done to evaluate process and device alternatives for performance and reliability, and ultimately to deliver to the circuit designer the transistor and interconnect models used in simulating full circuit electrical performance. This experimentally-based approach is expensive and inefficient because the elapsed time required to build and evaluate experimental wafers can frequently vary from two to eight or more weeks, with wafers typically processed in actual production fabrication facilities. The Company estimates that a single lot of 25 experimental wafers costs between $40,000 to $100,000 to process, and experimental wafers displace salable product for fab time. In addition, engineers cannot be certain that the information obtained is correct or adequate due to variations in the manufacturing process, errors in processing and limited available time to run follow-on experiments. As designs incorporate smaller feature sizes, the situation is further exacerbated by secondary physical effects, such as interconnect sidewall capacitance and optical proximity effects, that begin to affect IC performance and reliability severely. A major barrier to cost containment, volume production and rapid time-to-market for these new deep submicron IC designs is the traditional use of experimental wafers to verify and improve the performance, reliability and manufacturability issues that require numerous iterations to produce an acceptable product. For these reasons, semiconductor companies need software tools to supplement or replace the data generated from running experimental wafer lots.

ADVENT OF TCAD SOFTWARE PRODUCTS

         TCAD software products historically were developed at universities and semiconductor companies to simulate the fabrication process at the semiconductor device level, providing analysis capabilities and feedback data regarding where refinement was needed to meet performance objectives. This simulation, typically performed during the technology development phase, requires a much more fundamental understanding of the underlying physics of IC design than the simulations performed at the circuit and logic design phases. Additionally, the problems associated with deep submicron designs have heightened the need for software tools with a much higher level of embedded physics than previously had been required from in-house solutions or EDA vendors. Specifically, IC teams need highly reliable tools that can predict and simulate the changes in a wafer's physical characteristics as a result of being exposed to a series of semiconductor processing steps. They also need tools to analyze and predict the electrical performance of semiconductor devices, such as transistors, capacitors and resistors, created in wafer processing. IC design teams need to generate compact transistor and interconnect models provided by TCAD software for use in conjunction with traditional EDA tools to perform full circuit analysis. As a result, semiconductor companies now seek TCAD tools that can reduce the costly and time-consuming dependence on wafer experimentation, facilitate the quick evaluation of a number of technology alternatives and allow them to determine circuit performance, reliability and manufacturability earlier in the design process.

TMA SOLUTION

         The Company is a leading provider of TCAD software tools. The Company's software enables customers to design next-generation IC products with a focus early in the design process, not only on performance, but also on manufacturability and reliability. The Company's research and development team has broad experience in semiconductor physics, electrical engineering, mathematics and software development and has established a core expertise in developing TCAD tools. In addition, the Company has developed numerous relationships with major IC manufacturers, semiconductor capital equipment suppliers and EDA vendors to develop a more complete solution for the semiconductor industry. Using the Company's software, customers are able to reduce the need to run costly and time-consuming experimental wafers. In addition, the Company's TCAD products allow designers to consider more design alternatives in a shorter period of time than through wafer experimentation, providing greater opportunities for creating innovative IC products with superior performance characteristics.
The following diagram illustrates how TCAD software replaces the iterative experimental process of technology development.


         [CHART--picture of technology development methodologies]


         The Company's TCAD software allows designers to perform virtual wafer processing and testing to produce physical designs of leading-edge deep submicron ICs, thus minimizing the use of experimental wafers and maximizing performance, reliability and manufacturability. The Company believes that, by using its TCAD products instead of experimental wafers, engineers can get a more accurate and complete understanding of their semiconductor technology to produce better performing, and more reliable IC products with higher yields. TCAD simulation software allows users to better isolate the effect of changes in individual design parameters and to run follow-on experiments quickly, without the concern of encountering processing errors. By reducing the need for experimental wafers, the customer is able to save both time and money because the process for running experimental wafers requires the same cost overhead and processing time as running salable wafers. In addition, the customer can dedicate more fab capacity to the manufacture of salable products, thereby recognizing more revenue per additional lot of product. By decreasing the number of iterative steps in the design process, the Company's customers are able to reach higher yields earlier improving a product's time-to-market, which is critical in the intensely competitive semiconductor market. Finally, because the Company designs its products to support current semiconductor equipment and other EDA design tools, the Company's tools can extend the life of its customers' expensive fab equipment or facilitate the introduction of new equipment and can improve the accuracy of the installed base of traditional EDA tools, especially early in the design cycle.

PRODUCTS AND SERVICES

         The Company provides a suite of software products for physical simulation of IC technology, consisting of six product categories: process simulation, topography simulation, device simulation, technology characterization, simulation environment and application-specific solutions. Process and device simulation products accounted for more than 70% of the Company's total revenue for 1996. The Company's products are designed to be used as stand-alone tools or as part of an integrated system. An initial set of tools licensed by a new customer might include TMA WorkBench, TSUPREM-4 and Medici. This set of products would typically be priced at $100,000 to $200,000 depending on the number of copies licensed and the computer platform upon which they are installed. The Company's software products are available for use on a variety of UNIX-based engineering workstations.

CATEGORY                             TMA PRODUCT         APPLICATION
--------                             -----------         -----------
Process Simulation                   TSUPREM-4           Simulate ion implantation, diffusion and oxidation
-----------------------------------------------------------------------------------------------------------------------
Topography Simulation                DEPICT              Simulate photolithography

                                     TERRAIN             Simulate deposition and etch
-----------------------------------------------------------------------------------------------------------------------
Device Simulation                    MEDICI              Simulate electrical behavior of 2D device structures

                                     DAVINCI             Simulate electrical behavior of 3D device structures

-----------------------------------------------------------------------------------------------------------------------
Technology Characterization          RAPHAEL             Extract models for multilayer interconnect structures

                                     AURORA              Extract transistor models
-----------------------------------------------------------------------------------------------------------------------
Simulation Environment               TMA WORKBENCH       Integrated system for simulation control and data management

                                     TMA VISUAL          Analyze data graphically

                                     TMA LAYOUT          Graphical interface to layout

                                     DFM WORKBENCH       Design for manufacturability for yield optimization
-----------------------------------------------------------------------------------------------------------------------
Application-Specific Solutions       LIQUID              Design system for active matrix liquid crystal displays (LCDs)


         The Company has also recently begun to provide dedicated engineering personnel to strategic customers to assist them in improving operational efficiency. For this purpose, the Company maintains a staff of experienced IC technologists that are assigned as consultants to the customer's development or design staff. Contracted projects are priced at a negotiated fixed fee and provide both direct revenue contributions to the Company and indirect revenue contributions by encouraging additional licensing of the Company's software.

TECHNOLOGY

         The Company's technical expertise includes semiconductor process and device physics, algorithms for solving the equations that describe such physics and modern software techniques for developing simulation systems. The Company's products reduce complex semiconductor technology physics to efficient physical models. The Company has developed proprietary methods for fine-tuning these models so that they predict accurately the unique characteristics of a given IC manufacturer's technology. The Company has also derived efficient solution algorithms to enhance the performance and stability of its products. The Company uses state-of-the-art programming methods, including object-oriented techniques, in software development to provide IC manufacturers with software solutions to semiconductor technology-related problems in IC design and manufacturing.

         The Company's products enable engineers to consider performance, manufacturability and reliability in the initial technology design. The Company has designed its TCAD software to allow IC design teams to meet nominal performance, reliability and yield objectives simultaneously. In this process, the engineer chooses a technology design which produces devices that not only conform to performance specifications, but also are as tolerant as possible to manufacturing variations. Subsequently, the engineer uses Monte Carlo sampling to obtain "worst case" technology models. These models define the fastest and slowest device performance that can be expected as a result of manufacturing variations, and are provided to circuit designers so that variations in final IC product performance can be predicted. By using the Company's products, IC manufacturers can understand technology implications on new IC products earlier and make the corrections necessary to produce higher yielding products.

         The technology models that the Company products generate are typically used by traditional EDA tools during full circuit design. These models provide the link between the physical design and the underlying technology, and include interconnect models that define the parasitic electrical characteristics of metalization technology and transistor models that define the electrical performance of the active elements comprising the IC. As deep submicron designs become more pervasive, the electrical impact of interconnect has become a greater concern. This has created the current interest in signal integrity analysis and the market success of the EDA tools that address layout parasitic extraction and timing simulation. The technology models generated by the Company's products provide the accuracy that facilitates the use of these more traditional EDA tools in the deep submicron realm.

CUSTOMERS

         The Company sells to more than 240 commercial customers in 19 countries. Substantially all of the Company's customers come from three segments of the semiconductor industry: IC manufacturers, equipment manufacturers and fabless companies. To date, a significant majority of the Company's total revenue has been derived from IC manufacturers.

SALES AND MARKETING

         The Company markets its software and services worldwide. In North America and Europe, the Company uses a direct sales force of nine people to reach customers from its headquarters in Sunnyvale, California, and its sales offices in Boston, Portland, Austin, London, England and Milan, Italy. In Asia, the Company markets its products and services primarily through a distributor and sales representatives. In Japan, the Company has established a mutually exclusive distributorship with Innotech Corporation ("Innotech"), which has seven people dedicated to licensing and supporting the Company's products in Japan. The Company's distribution agreement with Innotech renews automatically for one-year terms unless terminated by 90 days written notice prior to expiration of a renewal period. There can be no assurance that such agreement will not be terminated or that Innotech will continue to serve as the Company's distributor. In each of Korea, Taiwan and Singapore, the Company's sales are made through a local sales representative with geographic exclusivity. The Company's sales channels, both direct and indirect, are also supported by field application engineers trained by the Company.

         In 1996, 1995 and 1994, licensing and maintenance of the Company's software products in Asia, primarily Japan, Korea and Taiwan, accounted for approximately 60.0%, 61.5% and 55.9%, respectively, of the Company's total revenue. Sales of the Company's product licenses to customers in Japan are made exclusively through a single distributor, Innotech. In 1996, 1995 and 1994, sales through this distributor accounted for 22.3%, 35.8% and 19.4%, respectively, of the Company's total revenue. In Korea, licenses to customers are made through a single independent sales representative, C&G Technology, Inc. ("C&G"). Revenue from sales in Korea made up approximately 30.3%, 15.4% and 32.5% of the Company's total revenue in 1996, 1995 and 1994, respectively.
Sales to customers in Taiwan, which made up approximately 7.4%, 10.2% and 4.0% of the Company's total revenue in 1996, 1995 and 1994, respectively, were also carried out through a single independent sales representative, Business Technology, Inc. ("BTI"). The Company's agreements with C&G and BTI each renew automatically every year but may be terminated if either party gives notice 90 days prior to the expiration of a renewal period.

         In addition to its direct and indirect sales channels, the Company utilizes advertising, newsletters, direct mailing and public relations programs, participates in numerous industry trade shows and organizes seminars and conferences to promote the adoption of its products and services.

RESEARCH AND DEVELOPMENT

         The Company believes that its future success will depend in part on its ability to maintain and improve its current technologies, enhance its existing products and develop new products that meet an expanding range of customer requirements. The research and development process at the Company is focused on working closely with customers to solve their technology problems, especially those related to next generation IC technology development and design for manufacturability. The Company has introduced two products for the TCAD market in 1996 and a third, DFM WorkBench, in February 1997. The Company strives to offer regular updates of its product offerings and intends to expand its existing product offerings in the future. The Company's products run in most UNIX-based environments. The Company intends to develop versions that will run on additional platforms as market requirements dictate. Recently, the Company began to rearchitect certain of its products to provide for next generation capabilities.

         In the past, the Company has developed products through efforts with, or acquired technology from IBM, Philips Research Labs, Plessey, Hewlett-Packard Co., Texas Instruments Inc. and Stanford University that resulted in the licensing of code and, in some cases, the payment of royalties by the Company. The Company also has informal arrangements with other EDA companies, such as Avant!, Inc., Cadence Design Systems, Inc., Epic Design Technology, Inc., Frequency Technology, Inc., and Mentor Graphics Corp., to link certain synergistic products in order to create a solution for IC physical design. In the future, the Company may license or acquire technology or products from third parties or consultants.

         As of December 31, 1996, the Company's engineering group consisted of 28 full-time employees, 15 of whom had Ph.D. degrees and 10 of whom had M.S. degrees. The Company seeks to hire experts in the fields of semiconductor physics, electrical engineering, mathematics and software development. Such highly skilled individuals are difficult to find, and there is no assurance that the Company will be able to hire and retain sufficient technological personnel in the future. During 1996, 1995 and 1994, research and development expenses were $5.0 million, $4.2 million and $2.7 million, respectively. To date, all software development costs have been expensed as incurred. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

         The EDA industry is characterized by rapid technological change, frequent new product introductions and enhancements of existing products, evolving industry standards and rapidly changing customer requirements. The Company must meet the challenges of the EDA industry by introducing new products and product enhancements, and must continue to address customers' current and future needs in a timely manner. There can be no assurance that the Company will succeed in developing and marketing new products or product enhancements or that the Company will not experience difficulties that could delay or prevent the development, the introduction or the marketing of these products. Additionally, there can be no assurance that the Company's new products and product enhancements will sufficiently meet the requirements of the marketplace, will be of acceptable quality, or will achieve market acceptance or that the introduction of new products or new industry standards will not render existing products obsolete and unmarketable. In order to meet changing market demands, the Company may need to increase the size and expertise of its product development staff in order to address technological and product development challenges. There can be no assurance that the Company will be able to hire personnel who adequately understand the product development needs of an evolving industry. An inability of the Company to respond to changing market conditions, address customer requirements, or develop and introduce products in a timely manner will materially and adversely affect the Company's business, operating results and financial condition.

COMPETITION

         The historical competition for TCAD products has come from design automation or research and development groups working within established IC manufacturing companies. These companies, some of which are customers of the Company, have access to significantly greater financial resources than the Company and may be able to develop their own simulation tools, thus reducing their reliance upon products from independent companies. Established IC manufacturers or design companies may also elect in the future to market their internally developed products and compete directly with the Company for other customers. If these or other established companies enter the market, competitive pressures could intensify due to their significantly greater financial, technical and marketing resources, as well as the name recognition that these companies possess. The principal competitive factors affecting this market are accuracy, functionality, technical competence of engineering staff, reliability, price, tool integration and ease of use. The Company believes it competes favorably with respect to such factors.

         In addition, Silvaco International, Inc. ("Silvaco") and one other small private company offer products that compete with a number of the Company's products. Other companies offer a single product that competes with one of the Company's products. Because these competitors are private companies for which little public information is available, the Company can only estimate their size and market penetration. The Company has experienced pricing pressures in the past, and increased competition from current competitors or new market entrants could result in additional price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, it is possible that large, well-established EDA companies may acquire the technology of one or more of the Company's private competitors to gain access to the markets in which the Company competes. With significantly more financial resources than the Company and large existing customer bases, these potential competitors could increase the competition faced by the Company. Because of the changing nature of the EDA and TCAD markets and actual and potential competition, there can be no assurance that the Company will be able to maintain its market share or that its competitors will not increase their market share of the TCAD market.

         There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or that they will not adapt more quickly than the Company to new technologies. New competition and potential alliances could emerge and rapidly acquire a significant market share, which could have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS

         The Company licenses from third parties software code that has been incorporated into certain of the Company's products. Such licenses contain provisions that could lead to termination upon the Company's breach or abandonment. Any such termination could have a material adverse effect upon the Company's business, operating results and financial condition.

         The Company relies primarily on a combination of trade secrets, copyright and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights in its software products. The Company licenses its software pursuant to signed license agreements that impose
certain restrictions on licensees' abilities to utilize the software.   The
Company also ships its software to all customers with a security device. The Company does not license or release the source code for its proprietary software to its customers, except in connection with joint development agreements. The Company also generally enters into proprietary information and confidentiality agreements with its employees, consultants and distributors to limit access to and distribution of its source code, documentation and other proprietary information. The Company currently has no patents or patent applications pending.

         Despite the Company's efforts to protect its proprietary rights, there can be no assurance that a third party will not copy or otherwise obtain and use the Company's products or technology without authorization, or develop similar or superior technology independently. Policing unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate.

         Although the Company believes its products do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future and that any such claims will not require the Company to enter into costly litigation. Irrespective of the validity or the successful assertion of such claims, any such claims or any such litigation could result in significant diversions of effort by the Company's technical and management personnel, as well as the Company's incurring significant costs with respect to the defense thereof, and could have a material adverse effect on the Company's business, operating results and financial condition. In addition, if any claims or actions are asserted against the Company, the Company may choose to, or be required to, obtain a license under a third party's intellectual property rights. There can be no assurance that under such circumstances a license would be available upon reasonable terms if, at all.

EMPLOYEES

         As of December 31, 1996, the Company employed 85 full-time persons, including 27 in sales, presales technical support, marketing and related activities, 44 in research and development, including operations support, 5 in the professional services group and 9 in management, administration and finance. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement with respect to his or her employment by the Company. The Company has never experienced a work stoppage and believes that its employee relations are good.

         The Company's success depends to a significant extent upon a number of key technical and management employees. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company.
The Company's success also depends in large part on its continued ability to attract and retain highly skilled technical, managerial, sales and marketing personnel with significant experience in semiconductor physics, electrical engineering, mathematics and software engineering. In the current employment climate in the Silicon Valley, competition for such personnel is particularly intense. Also, certain members of the Company's current management team have worked together only for a brief period. The Company's Vice President, Finance and Administration and Chief Financial Officer joined the Company in March 1996, the Company's Vice President, Worldwide Sales joined the Company in
January 1996, and the Company's Vice President, Strategic Alliances and Business Development joined the Company in December 1995. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires to continue to grow.

ITEM 2.  PROPERTIES

         The Company's principal administrative, sales, marketing, support and product development facility is located in approximately 32,000 square feet of space in Sunnyvale, California. The lease on this office space expires in February 2001, and the Company has a one-time option to extend the lease term for an additional three years. The Company also leases or subleases small offices in Boston, Portland, Austin, England and Italy. The Company continues to pay rent in connection with the lease agreement related to its previous headquarters in Palo Alto, California which it is currently subleasing to a third party through May 1998, when the Company's lease expires. See Note 7 of Notes to Consolidated Financial Statements. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, and their ages and positions, are as follows:

NAME                    AGE   POSITION
----                    ---   --------
Roy E. Jewell. . . . . . 42   President, Chief Executive Officer and
                              Chairman of the Board of Directors
Bennet L. Weintraub. . . 42   Vice President, Finance and Administration and
                              Chief Financial Officer
Jue-Hsien Chern. . . . . 42   Vice President, Engineering and Chief
                              Technical Officer
Lung Chu . . . . . . . . 45   Vice President, Strategic Alliances and
                              Business Development
David M. Lee . . . . . . 51   Vice President, Operations
Joseph G. Masarich . . . 36   Vice President, Worldwide Sales
Milan G. Lazich. . . . . 35   Director of Marketing

         ROY E. JEWELL has been President and Chief Executive Officer of the Company since July 1992 and Chairman of the Board of the Company since May 1993. He began his employment with the Company in June 1988 as a product marketing engineer, and from May 1991 to July 1992, was Vice President of Marketing and Sales of the Company. Mr. Jewell received his B.S. and M.A. in Physics from the University of South Florida and his M.S. in Management and Administration Science from the University of Texas, Dallas.

         BENNET L. WEINTRAUB has been Vice President, Finance and Administration and Chief Financial Officer of the Company since March 1996. From
September 1993 to February 1996, he was the Director of Finance for Metra Biosystems Inc., a developer of medical diagnostic tools. From September 1987 to September 1993, Mr. Weintraub was the Controller of Advanced Polymer Systems Inc., a developer of drug delivery technology. Mr. Weintraub received his B.A. in Mathematical Economics from Pomona College and his M.B.A. from Harvard University. Mr. Weintraub is a Certified Public Accountant.

         JUE-HSIEN CHERN has been Vice President, Engineering of the Company since August 1994 and Chief Technical Officer since January 1997. From February 1989 to July 1994, he was Branch Manager, TCAD Branch, for Texas Instruments Inc., a manufacturer of electronic components and systems.
Dr. Chern received his B.S. and M.S. in Civil Engineering from National Taiwan University and his Ph.D. in Civil Engineering from the State University of New York, Buffalo.

         LUNG CHU has been Vice President, Strategic Alliances and Business Development, of the Company since December 1995. From October 1991 to
December 1995, Mr. Chu was the Director of the Services Program Office, Japan and Director of Technology Partnership for Cadence Design Systems, Inc., a developer of design automation software. From July 1986 to October 1991, he was the Manager, Corporate CAD, at Apple Computer, Inc. Mr. Chu received his B.S. in Mechanical Engineering from National Taiwan University, his M.S. in Engineering from Case Western Reserve University and his M.S. in Electrical Engineering and Computer Science and his M.B.A. from San Jose State University.

         DAVID M. LEE has been Vice President, Operations, of the Company since March 1996. From March 1995 to March 1996, Mr. Lee was the Company's Director of Operations and from May 1990 to March 1995, he was the Company's Manager of Operations. Mr. Lee received his B.S. in Electrical Engineering from the University of Texas.

         JOSEPH G. MASARICH has been Vice President, Worldwide Sales, of the Company since January 1996. From August 1994 to June 1995, Mr. Masarich attended the Sloan Senior Management Program at Stanford Business School. From July 1993 to May 1994, he was Vice President, Worldwide Sales, for Comdisco Systems, a business unit of Cadence Design Systems, Inc., a developer of design automation software. From January 1989 to July 1993, he held various sales management positions at Cadence Design Systems, Inc. Mr. Masarich received his B.M.E. in Mechanical Engineering from Pratt Institute and his M.S. in Management from Stanford University.

         MILAN G. LAZICH has been Director of Marketing of the Company since March 1996. From January 1992 to March 1996, Mr. Lazich was the Marketing Manager of the Company, and, from June 1989 to January 1992, he was a Marketing Analyst of the Company. Mr. Lazich received his B.A. in Economics from the University of California, Los Angeles and his M.B.A. from Santa Clara University.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol TMAI since the Company's initial public offering on September 20, 1996. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth for the periods indicated the high and low closing sale prices on the Common Stock.

FISCAL YEAR ENDED DECEMBER 31, 1996          HIGH      LOW
                                             ----      ---
Fourth Quarter                               $15 1/4   $9 1/2
Third Quarter  (from September 20)           $16       $12

As of February 28, 1997, there were approximately 63 holders of record of the Common Stock.

DIVIDEND POLICY

         The Company has not paid any cash dividends on its capital stock in recent years. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1996        1995         1994        1993         1992
                                                        ----        ----         ----        ----         ----
Revenue:
    Total product revenue                              $17,571     $12,240     $10,270      $7,112       $5,466
    Funded development                                     388         353       1,808         976            -
                                                       -------     -------     -------      ------       ------
        Total revenue                                   17,959      12,593      12,078       8,088        5,466
Income (loss) from operations                            1,732       2,098       2,298       1,199         (262)
Net income (loss)                                      $ 1,224     $ 1,282     $ 1,454      $  768       $ (168)
Net income (loss) per share                            $  0.20     $  0.23     $  0.23      $ 0.09       $(0.02)
Weighted average common and common
    equivalent shares                                    6,217       5,508       6,389       8,238        9,236

BALANCE SHEET DATA:
Cash, cash equivalents and short-term
    investments                                        $35,003      $3,284      $4,011      $1,597       $1,110
Working capital                                         34,454       2,742       1,909       1,063          583
Total assets                                            41,965       8,068       6,899       4,115        2,530
Long-term liabilities, net of current portion (1)          858         728       1,031         350            -
Total shareholders' equity                              36,357       3,455       2,033       1,526        1,304

___________
See Notes 6 and 7 of Notes to Consolidated Financial Statements.


SELECTED QUARTERLY FINANCIAL DATA

     The following table sets forth certain unaudited quarterly financial data for each quarter of 1996 and 1995. This unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein. The operating results for any quarter are not necessarily indicative of results for any future period.

SUMMARY QUARTERLY DATA (UNAUDITED):
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      1996 QUARTER ENDED                      1995 QUARTER ENDED
                                                 ------------------------------------    ------------------------------------
                                                 DEC 31    SEP 30    JUN 30    MAR 31    DEC 31    SEP 30    JUN 30    MAR 31
                                                 ------    ------    ------    ------    ------    ------    ------    ------
Revenue:
     Total product revenue                       $5,055    $4,735    $4,098    $3,683    $3,888    $2,845    $3,171    $2,336
     Funded development                              79        82       146        81       249        30        74         -
                                                 ------    ------    ------    ------    ------    ------    ------    ------
         Total revenue                            5,134     4,817     4,244     3,764     4,137     2,875     3,245     2,336
Gross profit                                      4,190     3,978     3,579     3,088     3,654     2,572     2,874     2,068
Income from operations                              502       616       362       252       857       382       502       357
Net income                                       $  632    $  298    $  174    $  120    $  526    $  248    $  310    $  198
Net income per share                             $ 0.08    $ 0.05    $ 0.03    $ 0.02    $ 0.09    $ 0.04    $ 0.06    $ 0.04
Weighted average common and common
 equivalent shares                                8,412     5,521     5,426     5,510     5,744     5,570     5,314     5,403

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW The Company was founded in 1979 to develop, market and support physical simulation software for IC design and manufacturing. The Company's original products were based on research done at Stanford University, and, until 1988, the Company was focused primarily on research and development. In 1988, the Company hired additional management, established an engineering strategy, added distribution channels and marketing capabilities and began to position its products with a more commercial focus. Today, the Company sells twelve products in six product groups and strives to offer regular updates for its products.

OPERATIONS The following table sets forth, for the periods indicated, certain statements of operations data of the Company expressed as a percentage of total revenue.

                                               1996        1995          1994
                                               ----        ----          ----
Revenue:
  License                                      69.1%       69.7%         69.2%
  Maintenance and other                        28.7        27.5          15.8
                                              -----       -----         -----
    Total product revenue                      97.8        97.2          85.0
  Funded development                            2.2         2.8          15.0
                                              -----       -----         -----
    Total revenue                             100.0       100.0         100.0
Cost of revenue:
  License                                       6.2         3.9           5.2
  Maintenance and other                         8.9         5.3           2.8
  Funded development                            2.3         2.1          13.0
                                              -----       -----         -----
    Total cost of revenue                      17.4        11.3          21.0
                                              -----       -----         -----
    Gross margin                               82.6        88.7          79.0
Operating expenses:
  Sales and marketing                          35.1        27.5          29.0
  Research and development                     28.0        33.2          22.4
  General and administrative                    9.9        11.3           8.6
                                              -----       -----         -----
    Total operating expenses                   73.0        72.0          60.0
                                              -----       -----         -----
    Income from operations                      9.6        16.7          19.0
Other income (expense), net                     2.5         0.4          (0.7)
                                              -----       -----         -----
    Income before provision for income taxes   12.1        17.1          18.3
Provision for income taxes                      5.3         6.9           6.3
                                              -----       -----         -----
    Net income                                  6.8%       10.2%         12.0%
                                              -----       -----         -----
                                              -----       -----         -----

YEARS ENDED DECEMBER 31, 1996 AND 1995

REVENUE License revenue consists principally of revenue for licensing the Company's software and is generally recognized when the software has been shipped and there are no significant remaining obligations. Maintenance and other revenue consists primarily of fees for providing system updates, user documentation and technical support for software products, and is recognized ratably over the term of the maintenance agreement. Maintenance and other revenue also includes revenue from professional services contracts, which is recognized under the percentage of completion method. Funded development revenue consists of revenue earned on development contracts with government-sponsored and private entities and is recognized under the percentage of completion method.

Total revenue increased 42.6% to $18.0 million for the year ended December 31, 1996 from $12.6 million for the year ended December 31, 1995.

International sales were $12.8 million and $9.1 million for 1996 and 1995, respectively, representing 71.1% and 72.2% of total revenue for the respective periods. The increase in both total and international revenue was due primarily to increased licensing and maintenance and other revenue from Asia. It is anticipated that international revenue will continue to constitute a significant portion of total revenue for the foreseeable future. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, foreign withholding taxes, limitations on repatriation of earnings and reduced protection of intellectual property rights. It has been the Company's experience that some of its large Korean customers institute significant upgrades of their design tools relatively infrequently and their purchasing patterns are hard to predict.

License revenue increased 41.5% to $12.4 million for 1996 from $8.8 million for 1995. The primary reason for the increase in license revenue was additional licensing of the Company's process simulation and device simulation products.

Maintenance and other revenue increased 48.6% to $5.2 million for 1996 from $3.5 million for 1995. The increase in maintenance and other revenue was attributable to an increase in the Company's installed base of products, the Company's continued effort toward obtaining customer renewals of maintenance, and the commencement of revenue from contracts obtained by the Company's professional services group.

Revenue from funded development contracts increased slightly to $388,000 in 1996 from $353,000 in 1995 as the Company concluded work on outstanding funded development projects. In 1995, the Company deliberately reduced its participation in funded development programs and did not pursue new contracts in 1996.

COST OF REVENUE Cost of revenue consists primarily of the costs of media and shipping of licensed products, the costs of providing maintenance support to the Company's customers, royalties payable and the cost of the Company's professional services group. Cost of license revenue as a percent of license revenue increased to 8.9% for 1996 from 5.5% of license revenue for 1995. Cost of license revenue increased primarily due to increased royalty expenses incurred on revenues from third party software products sold by the Company. Cost of maintenance and other revenue as a percent of maintenance and other revenue increased to 31.2% for 1996 from 19.4% for 1995. The increase in the cost of maintenance and other revenue was attributable primarily to the start-up costs associated with the Company's professional services group and additional personnel who are providing maintenance support to the Company's customers.
Cost of funded development revenue as a percentage of funded development revenue increased to 105.0% for 1996 from 76.0% for 1995 as a result of the timing of milestone payments associated with funded development programs.

SALES AND MARKETING Sales and marketing expenses include the costs associated with sales and marketing personnel, commissions, promotional events (such as trade show and technical conference attendance) and advertising and public relations programs. Sales and marketing expenses increased to $6.3 million for 1996 from $3.5 million for 1995 and increased as a percentage of total revenue to 35.1% from 27.5% for 1996 and 1995, respectively. Sales and marketing expenses increased primarily due to the addition of sales and marketing personnel and the opening of new sales offices in Boston, Portland and Milan, Italy. The Company expects that its sales and marketing expenses will continue to increase in absolute dollars.

RESEARCH AND DEVELOPMENT Research and development expenses include the costs of creating new products and developing enhancements to existing products and providing operations support. Software development costs have been expensed as incurred, because software development has generally been completed concurrently with the establishment of technological feasibility. Research and development expenses increased to $5.0 million for 1996 from $4.2 million for 1995, but decreased as a percentage of total revenue to 28.0% from 33.2% for 1996 and 1995, respectively. Research and development costs increased primarily due to increased headcount. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than the increase in research and development expenses.

GENERAL AND ADMINISTRATIVE General and administrative expenses include the costs associated with the Company's executive office, human resources and finance functions. General and administrative expenses increased to $1.8 million for 1996 from $1.4 million for 1995, but decreased as a percentage of total revenue to 9.9% from 11.3% for 1996 and 1995, respectively. General and administrative expenses increased primarily due to increased headcount and the costs of being a public company. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than the increase in general and administrative expenses. The Company expects general and administrative expenses will continue to decrease as a percentage of revenue.

OTHER INCOME (EXPENSE), NET Other income is primarily interest income earned on excess cash balances. Other expense is primarily interest paid on notes payable and under capitalized lease obligations. Other income was $568,000 and $192,000 for 1996 and 1995, respectively. Other expense was $129,000 and $143,000 for 1996 and 1995, respectively. The increase in other income was due to the interest earned on proceeds received from the Company's initial public offering.

PROVISION FOR INCOME TAX Provision for income tax consists primarily of federal income taxes, state taxes and international withholding taxes. The Company's effective rate of taxation was 43.6% for 1996 and 40.3% for 1995. Because the Company generates a significant portion of its total revenue from international sales that require the withholding of foreign tax, it has not been able to utilize all of its available tax credits. Accordingly, the Company has generated significant tax credit carryforwards. Given the uncertainty over ultimate utilization of these credits, they have not been fully benefited in the tax provision, which has resulted in an effective rate of taxation in excess of the U.S. statutory rate. The Company expects its effective tax rate to decline in 1997 as it begins to utilize its foreign tax credits.

YEARS ENDED DECEMBER 31, 1995 AND 1994

REVENUE Total revenue increased 4.3% to $12.6 million for the year ending December 31, 1995 from $12.1 million for the year ending December 31, 1994. International sales were $9.1 million and $7.8 million for 1995 and 1994, respectively, representing 72.2% and 64.6% of total revenue for the respective periods. The increase in both total and international revenue was due primarily to higher unit sales in Japan and other parts of the world that more than offset a decrease in sales in Korea and in North America.

License revenue increased 4.9% to $8.8 million for 1995 from $8.4 million for 1994. The primary reason for the increase in license revenue was additional licensing of the Company's process simulation and device simulation products.

Maintenance and other revenue increased 81.6% to $3.5 million for 1995 from $1.9 million for 1994. The increase in maintenance and other revenue was due primarily to the continuation of renewals of maintenance contracts and the sales of additional licenses to existing and new customers.

Revenue from funded development contracts decreased to $353,000 in 1995 from $1.8 million in 1994 as the Company deliberately reduced its participation in funded development programs in 1995.

COST OF REVENUE Cost of license revenue as a percent of license revenue decreased to 5.5% for 1995 from 7.5% of license revenue for 1994, primarily as a result of the Company's selling a higher percentage of non-royalty products. Cost of maintenance and other revenue as a percent of maintenance and other revenue increased to 19.4% for 1995 from 17.9% for 1994, as the Company put more
resources in its sales support operations.   Cost of funded development revenue
decreased to $268,000 in 1995 from $1.6 million in 1994, as the Company made a strategic decision not to pursue additional funded development projects in order to focus its resources on increasing product sales.

SALES AND MARKETING Sales and marketing expenses remained constant in absolute dollars at $3.5 million, but decreased as a percent of revenue to 27.5% for 1995 from 29.0% for 1994 due primarily to a large decline in commissions on lower sales in Korea that offset an increase in headcount.

RESEARCH AND DEVELOPMENT Research and development expenses increased to $4.2 million for 1995 from $2.7 million for 1994 and increased as a percentage of total revenue to 33.2% from 22.4% for 1995 and 1994, respectively. Research and development expenses increased as the Company increased engineering headcount in 1995 by approximately one-third.

GENERAL AND ADMINISTRATIVE General and administrative expenses increased to $1.4 million for 1995 from $1.0 million for 1994 and increased as a percentage of total revenue to 11.3% from 8.6% for 1995 and 1994, respectively. The increase in general and administrative expenses was primarily due to additional personnel and higher legal and accounting fees.

OTHER INCOME (EXPENSE), NET Other income increased to $192,000 from $32,000 for 1995 and 1994, respectively, due to interest earned on cash balances. Other expense increased to $143,000 from $115,000 for 1995 and 1994, respectively, due to interest paid on notes payable.

PROVISION FOR INCOME TAX Provision for income tax consists primarily of federal income taxes, state taxes and international withholding taxes. The Company's effective rate of taxation was 40.3% for 1995 and 34.4% for 1994. Because the Company generates a significant portion of its total revenue from international sales that require withholding of foreign tax, it has not been able to utilize all of its available tax credits. Accordingly, the Company has generated significant tax credit carryforwards. Given the uncertainty over ultimate utilization of these credits, they have not been benefited in the tax provision, which has resulted in an effective rate of taxation in excess of the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company has financed its operations through private sales of equity securities and with cash generated from operations. During 1996, approximately $31.0 million in cash, net of expenses, was raised through the Company's initial public offering.

       Net cash provided by operating activities was $2.3 million for 1996 which resulted primarily from net income and an increase in deferred revenue. Cash used in investing activities resulted primarily from net purchases of short-term investments and additions to property and equipment.

       As of December 31, 1996, the Company had working capital of $34.5 million and cash and equivalents and short-term investments of $35.0 million. As of December 31, 1996, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects to spend approximately $1 million on capital items in the next 12 months.
The Company believes that the existing cash and equivalents and short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations on a short and long term basis. The Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private financing or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

       Except for the historical information contained herein, the matters discussed in this Form 10-K are forward looking statements that include risks and uncertainties, including but not limited to those listed below and from time to time in the Company's other reports filed with the SEC. The actual results that the Company achieves may differ materially from any forward looking statements due to such risks and uncertainties.

       The Company's operating results have varied in the past, and may vary significantly in the future, depending on factors such as size and timing of significant customer orders, timing and levels of operating expenses, increased competition, timing of new product announcements and releases by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, gain or loss of significant customers, distributors or sales representatives, renewal rates of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, and economic conditions in general and in the semiconductor industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results.

       In particular, revenue and operating results depend on the volume and timing of orders received during the quarter. A significant portion of the Company's revenue in each period results from licenses entered into during that period, and the Company historically has operated with little order backlog. There can be no assurance that the Company will attain a significant backlog in the future. The Company's expense levels are relatively fixed and are based, in part, on expectations regarding future revenue. Furthermore, the Company often recognizes a substantial portion of its license revenue in the last month or even weeks of a quarter, and, therefore its net income, if any, may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses vary with its revenue. Because of the relatively large dollar size of the Company's typical software license, any delay in the closing of a transaction may have a significant impact on the Company's operating results for a particular period.

       In addition, the Company's revenue and results of operations have been and may continue to be affected by seasonal trends, which may result in higher revenue in certain periods due to customers' purchasing and budgetary practices. There can be no assurance that seasonal trends in customer purchasing will not materially adversely affect the Company's results of operations in future periods. Consequently, operating results in any period should not be considered indicative of the results to be expected for any future period.

       The historical competition for TCAD products has come from design automation or research and development groups working within established IC manufacturing companies. These companies, some of which are customers of the Company, have access to significantly greater financial resources than the Company and may be able to develop their own simulation tools, thus reducing their reliance upon products from independent companies such as the Company. Established IC manufacturers or design companies may elect in the future to market their internally developed products and compete directly with the Company for other customers. If these or other established companies enter the market, competitive pressures could intensify due to their significantly greater financial, technical and marketing resources, as well as the name recognition that these companies possess.

       In addition, Silvaco International, Inc. and at least one other small private company offer products that compete with a number of the Company's products. Other companies offer a single product that competes with one of the Company's products. Because these competitors are private companies for which little public information is available, the Company can only estimate their size and market penetration. The Company has experienced pricing pressures in the past, and increased competition from current competitors or new market entrants could result in additional price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, it is possible that large, well established EDA companies may acquire the technology of one or more of the Company's private competitors in order to gain access to the markets in which the Company competes. With significantly more financial resources than the Company and large existing customer bases, these potential competitors could increase the competition faced by the Company. Because of the changing nature of the EDA and TCAD markets and actual and potential competition, there can be no assurance that the Company will be able to maintain its market share or that its competitors will not increase their market share of the TCAD market.

       The EDA industry is characterized by rapid technological change, frequent new product introductions and enhancements of existing products, evolving industry standards and rapidly changing customer requirements. The Company must meet the challenges of the EDA industry by introducing new products and product enhancements, and must continue to address customers' current and future needs in a timely manner. There can be no assurance that the Company will not experience difficulties that could delay or prevent the development, the introduction of the marketing of these products. Additionally, there can be no assurance that the Company's new products and product enhancements, if developed, will meet the requirements of the marketplace, will be of acceptable quality or will achieve market acceptance or that the introduction of new products or new industry standards will not render existing products obsolete and unmarketable.

       In 1996, 1995, and 1994 licensing and maintenance of the Company's software products in Asia, primarily Japan, Korea and Taiwan, accounted for approximately 60.0%, 61.5% and 55.9%, respectively, of the Company's total revenue. Sales of the Company's product licenses to customers in Japan are made exclusively through a single distributor, Innotech Corporation ("Innotech"). In Korea, licenses to customers are made through a single independent sales representative, C&G Technology, Inc. ("C&G"). Sales to customers in Taiwan were also carried out through a single independent sales representative, Business Technology, Inc. ("BTI"). The Company expects that sales to customers in Japan, Korea and Taiwan will continue to make up a significant proportion of the Company's total product revenue for the foreseeable future. Since the Company's products are used by highly skilled professional engineers, in order to be effective, a distributor or sales representative must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors and sales representatives possess such resources. There can be no assurance that any or all of the agreements with Innotech, C&G and BTI will continue for any substantial period of time or that these companies will continue to distribute the Company's software products, and there is no assurance that the Company could replace these entities without significant difficulty.

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

       The Company derived a significant majority of its total revenue in 1996 from the licensing and maintenance of two software products, TSUPREM-4 and Medici, and the Company expects to continue to derive a substantial portion of its total revenue from these two products for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of TSUPREM-4 and Medici. There can be no assurance that the Company will successfully develop new products or that such products will find market acceptance or meet customer expectations. The Company's two principal products may be rendered obsolete by future technical advances by the Company's competitors or even by certain of its customers or marketing partners. The failure of the Company to maintain and enhance the capabilities of its current products or to introduce new products successfully into the market could have a material adverse effect on the Company's business, operating results and financial condition.

       Because of the complexity and substantial cost of the Company's products, licensing these products to the Company's customers typically involves a significant technical evaluation and commitment of cash and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large expenditures and to evaluate and accept new technologies that affect key operations. In addition, certain of the Company's foreign customers have lengthy purchasing cycles that may increase the amount of time the Company must dedicate to placing its products with these customers. For these and other reasons, the sales cycle associated with the licensing of the Company's products is lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance evaluations that are beyond the Company's control. Because of the lengthy sales cycle and the large size of customers' average orders, if revenue projected from a specific customer for a particular period is not realized in that period, the Company's operating results for that period could be materially adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Technology Modeling Associates, Inc.:

  We have audited the accompanying consolidated balance sheets of Technology Modeling Associates, Inc. (a California corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in
the period ended December 31, 1996.   These financial statements and the
schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Modeling Associates, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                       ARTHUR ANDERSEN LLP


San Jose, California
January 24, 1997

                      TECHNOLOGY MODELING ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                         ASSETS                                           DECEMBER 31,
                                                                          ------------
                                                                     1996            1995
                                                                     ----            ----
CURRENT ASSETS:
  Cash and cash equivalents                                        $21,074          $3,284
  Short-term investments                                            13,929               -
  Accounts receivable, less allowance for
    doubtful accounts of $175 and $165, respectively                 2,671           2,799
  Prepaid income taxes                                                 271             134
  Other current assets                                               1,259             410
                                                                   -------          ------
    Total current assets                                            39,204           6,627
LONG TERM ASSETS                                                       250               -
PROPERTY AND EQUIPMENT, net                                          2,511           1,441
                                                                   -------          ------
                                                                   $41,965          $8,068
                                                                   -------          ------
                                                                   -------          ------
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                                  $  303          $  303
  Current portion of capitalized lease obligations                     138               -
  Accounts payable                                                     662             604
  Accrued liabilities                                                1,738           1,442
  Deferred revenue                                                   1,909           1,536
                                                                   -------          ------
    Total current liabilities                                        4,750           3,885
                                                                   -------          ------

LONG-TERM LIABILITIES, net of current portion:
  Notes payable                                                        425             728
  Capitalized lease obligations                                        433               -
                                                                   -------          ------
    Total long-term liabilities                                        858             728
                                                                   -------          ------

COMMITMENTS (Note 7)

SHAREHOLDERS' EQUITY:
  Common stock, no par value, Authorized: 25,000 shares
  Outstanding: 7,693 and 4,311 shares, respectively                 33,661           1,030
  Notes receivable from shareholders                                  (474)           (576)
  Deferred compensation                                             (1,041)              -
  Retained earnings                                                  4,211           3,001
                                                                   -------          ------
    Total shareholders' equity                                      36,357           3,455
                                                                   -------          ------
                                                                   $41,965          $8,068
                                                                   -------          ------
                                                                   -------          ------


   The accompanying notes are an integral part of these financial statements.

                      TECHNOLOGY MODELING ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1996              1995            1994
                                                             ----              ----            ----
REVENUE:
  License                                                   $12,418           $ 8,773        $ 8,361
  Maintenance and other                                       5,153             3,467          1,909
                                                            -------           -------        -------
    Total product revenue                                    17,571            12,240         10,270
  Funded development                                            388               353          1,808
                                                            -------           -------        -------
    Total revenue                                            17,959            12,593         12,078
                                                            -------           -------        -------
COST OF REVENUE:
  License                                                     1,109               486            626
  Maintenance and other                                       1,607               671            341
  Funded development                                            408               268          1,563
                                                            -------           -------        -------
    Total cost of revenue                                     3,124             1,425          2,530
                                                            -------           -------        -------
    Gross profit                                             14,835            11,168          9,548
                                                            -------           -------        -------
OPERATING EXPENSES:
  Sales and marketing                                         6,310             3,469          3,508
  Research and development                                    5,037             4,178          2,707
  General and administrative                                  1,756             1,423          1,035
                                                            -------           -------        -------
    Total operating expenses                                 13,103             9,070          7,250
                                                            -------           -------        -------
    Income from operations                                    1,732             2,098          2,298
OTHER INCOME (EXPENSE), net                                     439                49            (83)
                                                            -------           -------        -------
    Income before provision for income taxes                  2,171             2,147          2,215
PROVISION FOR INCOME TAXES                                      947               865            761
                                                            -------           -------        -------
    Net income                                              $ 1,224           $ 1,282        $ 1,454
                                                            -------           -------        -------
                                                            -------           -------        -------

NET INCOME PER SHARE                                        $  0.20           $  0.23        $  0.23
                                                            -------           -------        -------
                                                            -------           -------        -------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES          6,217             5,508          6,389
                                                            -------           -------        -------


   The accompanying notes are an integral part of these financial statements.

                      TECHNOLOGY MODELING ASSOCIATES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                         NOTES
                                                    COMMON STOCK       RECEIVABLE                                     TOTAL
                                                ------------------       FROM        DEFERRED        RETAINED     SHAREHOLDERS'
                                                SHARES      AMOUNT   SHAREHOLDERS  COMPENSATION      EARNINGS        EQUITY
                                                ------      ------   ------------  ------------      --------        ------
BALANCE, DECEMBER 31, 1993                    5,040,000     $  115      $  -          $  -           $  1,411        $ 1,526

  Exercise of stock options                     748,400         84         -             -                  -             84
  Issuance of stock under 1994 Stock
    Purchase Plan                               274,668         93         -             -                  -             93
  Stock compensation expense                          -          -         -             -                 46             46
  Repurchase of common stock                 (3,039,738)       (11)        -             -             (1,159)        (1,170)
  Net income                                          -          -         -             -              1,454          1,454
                                             ----------     ------     -----         -----            -------        -------
BALANCE, DECEMBER 31, 1994                    3,023,330        281         -             -              1,752          2,033

  Exercise of stock options                     128,200         14         -             -                  -             14
  Issuance of stock under 1994 Stock
    Purchase Plan                             1,258,124        755      (684)            -                  -             71
  Forgiveness of notes receivable from
    shareholders                                      -          -       108             -                  -            108
  Repurchase of common stock                    (98,472)       (20)        -             -                (33)           (53)
  Net income                                          -          -         -             -              1,282          1,282
                                             ----------     ------     -----         -----            -------        -------
BALANCE, DECEMBER 31, 1995                    4,311,182      1,030      (576)            -              3,001          3,455

  Exercise of stock options                     323,770         60         -             -                  -             60
  Issuance of stock under 1994 Stock
    Purchase Plan                               495,070      1,191      (152)         (800)                 -            239
  Deferred compensation related to
    issuance of stock options                         -        521         -          (521)                 -              -
  Amortization of deferred
    compensation                                      -          -         -           280                  -            280
  Forgiveness of notes receivable from
    shareholders                                      -          -       119             -                  -            119
  Repurchase of common stock                   (330,888)      (190)      135             -                (14)           (69)
  Issuance of common stock, net of
    issuance costs                            2,893,535     31,049         -             -                  -         31,049
  Net income                                          -          -         -             -              1,224          1,224
                                             ----------     ------     -----         -----            -------        -------
BALANCE, DECEMBER 31, 1996                    7,692,669    $33,661     $(474)      $(1,041)          $  4,211        $36,357
                                             ----------     ------     -----         -----            -------        -------
                                             ----------     ------     -----         -----            -------        -------

The accompanying notes are an integral part of these financial statements.

                      TECHNOLOGY MODELING ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         1996            1995           1994
                                                                         ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  1,224       $  1,282       $  1,454
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                            576            365            290
    Allowance for doubtful accounts                                           10             82             83
    Non-cash compensation expense                                            399            108             46
    Changes in operating assets and liabilities--
      Accounts receivable                                                    118         (1,313)            27
      Prepaid income taxes                                                  (137)          (134)             -
      Other current assets                                                  (599)          (245)          (103)
      Accounts payable                                                        58            253           (200)
      Accrued liabilities                                                    296           (327)         1,008
      Deferred revenue                                                       373            124            578
                                                                         -------         ------        -------
        Net cash provided by operating activities                          2,318           195           3,183
                                                                         -------         ------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                    (13,929)        (1,901)          (755)
  Proceeds from sales of short-term investments                                -          2,656              -
  Issuance of note receivable                                               (250)             -              -
  Capital expenditures                                                      (986)          (651)          (658)
  Purchase of long-term assets                                              (250)             -              -
                                                                         -------         ------        -------
        Net cash provided by (used for) investing activities             (15,415)           104         (1,413)
                                                                         -------         ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligations                                       (89)             -              -
  Payment of notes payable                                                  (303)          (303)          (258)
  Issuances of common stock                                               31,348             85            167
  Repurchases of common stock                                                (69)           (53)           (20)
                                                                         -------         ------        -------
        Net cash provided by (used for) financing activities              30,887           (271)          (111)
                                                                         -------         ------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 17,790             28          1,659

CASH AND CASH EQUIVALENTS, beginning of period                             3,284          3,256          1,597
                                                                         -------         ------        -------
CASH AND CASH EQUIVALENTS, end of period                                 $21,074         $3,284       $  3,256
                                                                         -------         ------        -------
                                                                         -------         ------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period-
    Income taxes                                                         $   981         $  915       $    765
    Interest                                                                 133            122             82

  Noncash financing activities-
    Notes payable to former shareholders for repurchase of common stock  $     -         $    -       $  1,150
    Issuance of common stock for notes receivable                            152            684             10
    Property and equipment financed with capital lease obligations           660              -              -


   The accompanying notes are an integral part of these financial statements.

                      TECHNOLOGY MODELING ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS:

     Technology Modeling Associates, Inc. (the "Company") was incorporated in California in June 1980. The Company operates in a single industry segment and is involved in the design, development, marketing, and support of physical simulation software for integrated circuit design and manufacture. The Company completed its Initial Public Offering on September 20, 1996.

     The Company is subject to the risks and challenges associated with other companies of similar size, including dependence on key individuals, successful development of product enhancements, competition from substitute products and larger companies, and continued successful marketing of its products. For the three years ended December 31, 1996, 1995 and 1994, the Company derived a significant portion of its total revenue from the licensing and maintenance of two products, TSUPREM-4 and Medici, and the Company expects to continue to derive a substantial portion of its revenue from these two products for the foreseeable future.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION POLICY

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

FINANCIAL INSTRUMENTS

     Cash and cash equivalents, primarily deposited at two financial institutions, consist of money market instruments purchased with original maturities of three months or less. Short-term investments the Company held during 1996 were corporate and government debt instruments and U.S. Treasury securities with maturities ranging from six to 18 months.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In compliance with SFAS No. 115, the Company's investments are classified as available-for-sale and are stated at fair value, which approximates their cost.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the useful lives of the respective assets, generally three to seven years.

REVENUE RECOGNITION

     License revenue consists principally of revenue from licensing the Company's software and is generally recognized when the software has been shipped and there are no significant remaining obligations. Maintenance revenue consists of fees for providing system updates, user documentation and technical support for software products, and is recognized ratably over the term of the maintenance agreement. Professional services revenue consists of revenue earned on services contracts and is recognized under the percentage of completion method. Funded development revenue consists of revenue earned on development contracts with government-sponsored and private entities. Revenue under these arrangements is recognized under the percentage of completion method.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

SOFTWARE DEVELOPMENT COSTS

     Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility. The Company has defined the establishment of technological feasibility as the completion of a working model, which occurs concurrently with completion of the development efforts. Accordingly, amounts qualifying for capitalization have not been material.

INCOME TAXES

     The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain (see Note 10).

STOCK COMPENSATION

     Effective January 1, 1996 the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the company applies APB Opinion 25 and related interpretations in accounting for its employee stock plans. Note 9 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for 1996 and 1995 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the twelve months preceding the filing date as if they were outstanding for all periods presented (using the treasury stock method and an assumed Initial Public Offering price of $12.00 per share for stock options).

RECLASSIFICATIONS

     Certain reclassifications have been made to amounts in prior years to conform to the current year presentation.

3.   SHORT-TERM INVESTMENTS:

     Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designations as of each balance sheet date. The Company has classified its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized holding gains and losses, if material, being reported in shareholders' equity. Realized gains and losses on available-for-sale securities are included in other income (expense). At December 31, 1996, the fair market value of these securities closely approximated their carrying cost.

     The following is a summary of available-for-sale securities (in thousands):

                                                            VALUE AT
                                                       DECEMBER 31, 1996
                                                       -----------------
     U.S. Government and Agency Instruments                 $ 6,053
     Corporate Debt Instruments                               7,876
                                                            -------
                                                            $13,929
                                                            -------
                                                            -------

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                               ------------
                                                            1996          1995
                                                            ----          ----
Computer equipment                                         $2,406        $1,787
Purchased software                                            851           718
Leasehold improvements                                        326            16
Furniture and fixtures                                        967           383
                                                           ------        ------
                                                            4,550         2,904
Less accumulated depreciation and amortization              2,039         1,463
                                                           ------        ------
                                                           $2,511        $1,441
                                                           ------        ------
                                                           ------        ------

5.   ACCRUED LIABILITIES:

     Accrued liabilities consist of the following (in thousands):

                                                               DECEMBER 31,
                                                               ------------
                                                            1996          1995
                                                            ----          ----
Accrued compensation                                       $  826        $  591
Commissions payable to foreign sales representatives          384           392
Accrued subcontractor costs                                     -           231
Other accrued liabilities                                     528           228
                                                           ------        ------
                                                           $1,738        $1,442
                                                           ------        ------
                                                           ------        ------

6.   NOTES PAYABLE:

     During 1993 and 1994, the Company repurchased 6,600,000 shares of common stock from three different shareholders in exchange for $116,600 in cash and $1,616,600 in promissory notes. The three shareholders consisted of two former officers and one director of the Company. These notes are due in quarterly installments, bear interest at 10% per annum, and expire July 1, 1998, April 15, 1999 and October 15, 1999. Two of the notes can be prepaid without penalty.

     The amounts due under the notes were as follows (in thousands):

                                                         DECEMBER 31,
                                                         ------------
                                                             1996
                                                             ----
1997                                                         $303
1998                                                          280
1999                                                          145
                                                             ----
                                                              728
Less current portion                                         (303)
                                                             ----
Long-term portion                                            $425
                                                             ----
                                                             ----

7.   LEASE COMMITMENTS:

     The Company leases its primary facility under a noncancelable operating lease that expires in February 2001. In connection with the move to this facility in March 1996, the Company vacated its former facility and subleased it to a third party. This sublease is effective from May 1, 1996 through May 31, 1998, the expiration of the lease.

     In May 1996, the Company entered into a $660,000 capital lease line for the purchase of furniture and other office equipment. The interest rate on the lease is 9.0% and borrowings are secured by the purchased equipment. As of December 31, 1996, the Company had acquired $660,000 of furniture and other office equipment under the lease line.

     Minimum future lease payments under noncancelable capital and operating leases as of December 31, 1996 were as follows (in thousands):

                                                       CAPITAL     OPERATING
                                                        LEASES       LEASES
                                                       -------     ---------
1997                                                    $  184       $  772
1998                                                       184          614
1999                                                       184          517
2000                                                       128          486
2001                                                         -           77
                                                       -------       ------
     Total minimum lease payments                          680       $2,466
                                                                     ------
                                                                     ------
Less amount representing interest                         (109)
                                                       -------
Present value of lease payments                            571
Less current portion                                      (138)
                                                       -------
Long-term portion                                       $  433
                                                       -------
                                                       -------

     The minimum operating lease payments for the Company's former facility have not been reduced by the minimum sublease rentals of $427,000 due ratably over the next 17 months under the noncancelable sublease. Rent expense for 1996, 1995 and 1994 was $612,000, $362,000 and $325,000, respectively.

8.   PROFIT SHARING:

     The Company has a profit sharing plan covering substantially all of its employees. Expenses related to the plan were $183,000, $210,000 and $236,000 for the years ended December 31, 1996, 1995 and 1994, respectively. For the years ended December 31, 1995 and 1994, employees had the right to utilize distributions under this plan to purchase shares of the Company's common stock pursuant to the Company's 1994 Stock Purchase Plan.

9.   COMMON STOCK:

     In January 1996, the Company's Board of Directors declared a 2-for-1 split of the Company's common stock. Accordingly, all share and per share amounts have been restated to reflect the split. In July 1996, the Company's Board of Directors (the "Board") and shareholders approved an increase in the authorized number of shares of common stock from 10,000,000 to 25,000,000. The Board also authorized 4,000,000 shares of preferred stock.

EMPLOYEE STOCK OPTION PLANS

     The Company has issued stock options under three separate plans, the 1989 Stock Option Plan (the "1989 Plan"), the 1995 Stock Option Plan (the "1995 Plan"), and the 1996 Equity Incentive Plan (the "1996 Equity Plan"). The right to grant further options under the 1989 Plan was terminated by vote of the Board of Directors in 1995, the right to grant further options under the 1995 Plan was terminated upon the completion of the Company's Initial Public Offering in September 1996 and all subsequent grants have been made under the 1996 Equity Plan.

     Under the 1989 Plan, nonqualified stock options ("NQSO's") were granted to eligible employees, officers and directors at prices not less than fair market value as determined by the Board of Directors at the grant date. Options granted under the 1989 Plan vest over four years, and expire five years from the date of grant.

     Under the 1995 Plan, incentive stock options ("ISO's") were granted to eligible employees and officers and directors who are employees. NQSO's were granted to non-employee directors. The 1995 Plan specifies that the exercise price of NQSO's will be set by the Board of Directors at its discretion. The exercise price of ISO's was not to be less than 100% of the fair market value as determined by the Board of Directors at the grant date. Options granted under the 1995 Plan generally vest over four years, and expire five years from the date of grant.

     In conjunction with the establishment of the 1995 Plan, the Board or Directors offered employees holding NQSO's under the 1989 Plan the opportunity to cancel their current options in exchange for the same number of ISO's under the 1995 Plan. The exercise price of the new options was the fair market value at the time of the new grant. The new options retain the same vesting schedule as the old options, and expire five years from the new date of grant. NQSO's for 59,600 shares ranging in prices from $0.375 to $0.55 per share were canceled and exchanged for ISO's at $0.60 per share.

     Options granted under the 1989 Plan and the 1995 Plan will remain outstanding in accordance with their terms, but no further options have been granted under the 1989 Plan or the 1995 Plan after the offering.

     The 1996 Equity Plan provides for the grant of both ISO's and NQSO's. ISO's can only be granted to eligible employees, officers and directors, who are also employees. NQSO's can be granted to eligible employees, officers, directors, advisors and consultants. The 1996 Equity Plan specifies that the exercise price of NQSO's will not be less than 85% of the fair market value on the date of grant. The exercise price of ISO's will not be less than 100% of the fair market value on the date of grant. The options can be granted for periods of up to ten years and generally will vest over four years.

     As of December 31, 1996, the Company had issued options to purchase 8,000 shares of common stock under the 1996 Equity Plan and there were 1,492,000 shares available for future grant. The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Equity Plan.

1996 DIRECTORS STOCK OPTION PLAN

     In July 1996, the Board adopted and the shareholders approved the 1996 Directors Stock Option Plan (the "1996 Directors Plan"). The Company has reserved 150,000 shares of common stock for issuance under the 1996 Directors Plan. The 1996 Directors Plan provides for the grant of nonqualified stock options to nonemployee directors of the Company including an option to purchase 15,000 shares of common stock on the date that the optionee first becomes a nonemployee director of the Company and an additional option to purchase 5,000 shares of common stock at each succeeding annual meeting. The exercise price per share of all options granted under the 1996 Directors Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options can be granted for periods of up to ten years and generally will vest
over four years.   As of December 31, 1996, no options were granted under this plan.

1996 EMPLOYEE STOCK PURCHASE PLAN

     In July 1996, the Board adopted and the shareholders approved the 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan"). The Company has reserved 200,000 shares of common stock for issuance under the 1996 Purchase Plan. The 1996 Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or last day of each six-month purchase period. As of December 31, 1996 no shares were issued under the plan.

1994 STOCK PURCHASE PLAN

     On January 22, 1994, the Company adopted the 1994 Stock Purchase Plan (the "1994 Plan") under which eligible employees, officers, consultants and directors of the Company may purchase shares of the Company's common stock at the discretion of the Board of Directors at a purchase price of 100% of the fair market value of the stock as determined by the Board of Directors at the time of purchase. Shares purchased under the 1994 Plan are subject to a right of repurchase by the Company at the original issuance price. This repurchase right lapses over a period of four years. On January 20, 1996, the Board of Directors increased the number of shares reserved for issuance under the 1994 Plan from 2,000,000 to 3,000,000 shares. As of December 31, 1996, the Company had issued and outstanding a total of 1,688,502 shares under the 1994 Plan of which 694,505 shares are subject to repurchase by the Company. As of December 31, 1996, there were 1,311,498 shares available for future sale under the 1994 Plan.

NOTES RECEIVABLE FROM SHAREHOLDERS

     In June 1995, the Company issued a total of 1,140,000 shares of common stock to two officers of the Company in exchange for notes receivable. The terms of the notes specify that 25% of the balance will be forgiven on each anniversary date of the note while these individuals are still actively employed by the corporation. The first year's forgiveness was guaranteed. The Company has recorded compensation expense of $119,000 and $108,000 for the years ending December 31, 1996 and 1995, respectively, in connection with the forgiveness of these notes. In January 1996, one of the officers left the Company. The amount of shares equal to his first year's forgiveness was repurchased by the Company. The remaining balance of the note was canceled in exchange for the unvested shares.

     During 1996, the Company issued a total of 189,500 shares of common stock to certain officers of the Company in exchange for notes receivable of $152,000. The notes bear interest at 5.45% to 5.73% and the principal, with interest, is due in January and April, 2000.

STOCK BASED COMPENSATION EXPENSE

     The Company has several stock plans, as described above, which are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized (except as discussed in the section entitled "Deferred Compensation" below). Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Had compensation cost for these plans been determined consistent with Statement 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                              1996           1995
                                              ----           ----
NET INCOME:              As reported         $1,224         $1,282
                         Pro forma            1,135          1,277

EARNINGS PER SHARE:      As reported         $ 0.20         $ 0.23
                         Pro forma             0.18           0.23

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions respectively:

                                                     1996              1995
                                                     ----              ----
Dividend yield                                         0%                0%
Expected life:                              3.22    years        3.22 years
Expected volatility:             (after Sept. 20)  76.41%
                                (before Sept. 20)      0%                0%
Risk-free interest rates:                   5.19% - 6.43%     5.62% - 7.67%
Weighted average fair values:                      $0.48             $0.11

       If the Company had elected to recognize the compensation cost based on the fair value of the employees' stock purchase plan rights, the cost would have been estimated using the Black-Scholes model with the following assumptions for the period from September 20, 1996 to December 31, 1996:

Dividend yield                                    0%
Expected life:                              6 months
Expected volatility:                          76.41%
Risk-free interest rate:                       5.53%
Weighted average fair value:                   $4.08

STOCK OPTION ROLL FORWARD

       A summary of the Company's stock options plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented below:


(in thousands except per share data)           1996                     1995                      1994
                                               ----                     ----                      ----
                                       Shares       Wtd. Avg    Shares       Wtd. Avg      Shares       Wtd. Avg
                                        000s        Ex Price     000s        Ex Price       000s        Ex Price
                                        ----        --------     ----        --------       ----        --------
Outstanding at beginning of the year    954.1         $0.37     2,019.9        $0.18      2,329.8        $0.12
Granted                                 426.7          5.23       385.0         0.59        714.8         0.34
Exercised                              (323.8)         0.19      (128.2)        0.11       (748.4)        0.11
Canceled                               (109.1)         1.02    (1,322.6)        0.17       (276.3)        0.21
                                       ------         -----    --------        -----      -------        -----
Outstanding at end of the year          947.9          2.55       954.1         0.37      2,019.9         0.18
                                       ------         -----    --------        -----      -------        -----
Exercisable at end of the year          186.7          0.43       337.4         0.19        880.7         0.13
                                       ------         -----    --------        -----      -------        -----


     The following table summarizes information about outstanding stock options at December 31, 1996:

                                       Weighted      Weighted Average        Number of      Weighted Average
Number of Shares        Exercise        Average          Remaining            Shares        Exercise Price of
  Outstanding         Price Range    Exercise Price   Contractual Life      Exercisable    Options Exercisable
  -----------         -----------    --------------   ----------------      -----------    -------------------
   705,950         $0.11 and $0.80      $  0.55           3.3 years           186,700             $0.43
   234,000         $5.00 and $9.00      $  8.20           4.5 years           0              Not Applicable
     8,000        $12.38 and $13.50     $ 13.36           9.8 years           0              Not Applicable

DEFERRED COMPENSATION

     During 1996, the Company had sold 495,070 shares of common stock under the 1994 Plan and issued options to purchase 432,500 shares of common stock under the 1995 Plan at per share prices that were subsequently determined to be less than the fair value of the common stock at the date of issuance, resulting in total deferred compensation of $1,321,000. This amount will be recognized as expense over the four year vesting period of the underlying equity instruments. Deferred compensation expense of $280,000 was recognized for the year ending December 31, 1996.

10.  INCOME TAXES:

     The provisions for income taxes consisted of the following components (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                   1996        1995        1994
                                                   ----        ----        ----
Current:
  Federal                                         $  50       $  40       $  43
  State                                             109          80          76
  Foreign withholding taxes                         955         745         642
                                                  -----       -----        ----
                                                  1,114         865         761
                                                  -----       -----        ----
Deferred:
  Federal                                          (167)          -           -
  State                                               -           -           -
  Foreign withholding taxes                           -           -           -
                                                  -----       -----        ----
                                                   (167)          -           -
                                                  -----       -----        ----
Total                                             $ 947       $ 865        $761
                                                  -----       -----        ----
                                                  -----       -----        ----

     The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 34% to income before provision for income taxes as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                   1996        1995        1994
                                                   ----        ----        ----
Provision at statutory rate                      $  738      $  730      $  753
State taxes, net of Federal tax benefit              71          53          50
Foreign withholding taxes incurred                  955         745         642
Foreign tax credit utilized                        (955)       (698)       (642)
Change in valuation allowance                       139          95          23
Tax credits                                           -         (52)        (30)
Other                                                (1)         (8)        (35)
                                                 ------      ------      ------
                                                 $  947      $  865      $  761
                                                 ------      ------      ------
                                                 ------      ------      ------

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are presented below (in thousands):

                                                      DECEMBER 31,
                                                      ------------
                                                   1996        1995
                                                   ----        ----
Deferred tax assets:
  Cash to accrual adjustment                     $    -       $  32
  Reserves and accruals                             423         180
  State taxes                                        37          36
  Foreign tax credit, research credit  and
   alternative minimum tax credit carryforwards     689         486
                                                  -----       -----
Total deferred tax assets                         1,149         734
Less: Valuation allowance                          (803)       (664)
                                                  -----       -----
Net deferred tax assets                             346          70
                                                  -----       -----

Deferred tax liabilities:
  Depreciation                                     (153)        (70)
  Other                                             (46)          -
                                                  -----       -----
Total deferred tax liabilities                     (199)        (70)
                                                  -----       -----
Net deferred tax assets                          $  147        $  -
                                                  -----       -----
                                                  -----       -----

     As of December 31, 1996, the Company had foreign tax credit carryforwards of approximately $216,000 and alternative minimum tax credit carryforwards of approximately $176,000 for Federal income tax purposes. The Company also has research credit carryforwards of approximately $270,000 and $28,000 for Federal and California income tax purposes, respectively. If not utilized, these carryforwards will expire in 1997 through 2011. Under the Tax Reform Act of 1986, the amount of credits that can be utilized in the carryforward period may be limited in the event of certain stock ownership changes. The Company experienced such a change in 1994; therefore, its ability to utilize the carryforwards is subject to certain limitations.

     As the Company generates a significant portion of its total revenue from international sales that require withholding of foreign tax, it has not been able to utilize all of its available tax credits. Accordingly, the Company has generated significant tax credit carryforwards and believes that it will generate additional carryforwards for the foreseeable future. This limitation along with the change in ownership limitation discussed above raises uncertainty regarding the realization of the tax credit carryforwards and the Company's other deferred tax assets. Therefore, the Company has established a valuation allowance of $803,000 as of December 31, 1996.

     The Company's federal income tax return for 1993 is currently under examination by the Internal Revenue Service ("IRS"). Management believes that adequate provisions have been made and the IRS has not made a claim for any tax deficiency. However, there can be no assurance that the IRS will not raise matters in this examination that could exceed the amount of provision established by the Company.

11.   INDUSTRY SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION:

     The Company operates in one industry segment: the development, licensing, and support of software applications for manufacturers of integrated circuits. The Company's products are produced in Sunnyvale, California, and are sold through direct and independent sales representatives mainly in North America, Europe, Japan, Korea, and Taiwan. Sales in significant markets were as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                1996        1995         1994
                                                ----        ----         ----
Korea                                         $ 5,445      $ 1,945      $ 3,923
North America                                   5,194        3,500        4,275
Japan                                           4,005        4,512        2,339
Taiwan                                          1,326        1,287          485
Other                                           1,989        1,349        1,056
                                              -------      -------      -------
                                              $17,959      $12,593      $12,078
                                              -------      -------      -------
                                              -------      -------      -------

     All sales in Japan, Korea and Taiwan are made through an exclusive distributor or independent sales representative in each country. A change in distributor or representative could cause a delay in or possible loss of sales, which would affect operating results adversely.

     Sales to customers that comprised more than 10% of total revenue were as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                 1996        1995         1994
                                                 ----        ----         ----
Innotech Corporation                              22%         38%          19%
Customer A                                        18           *           11
Customer B                                         *           *           13
Customer C                                         *           *           12
Customer D                                         *           *           11

___________

*Represents less than 10% of total revenue for the period.

     Innotech is the exclusive distributor of the Company's products in Japan. The other customers are semiconductor manufacturers located in Korea and the United States.

     Accounts receivable concentrated with certain customers in certain geographic locations potentially subject the Company to concentrations of credit risk. At December 31, 1996, certain accounts receivable from Japanese and Korean customers accounted for 8% and 19%, respectively, of total trade accounts receivable. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies. The Company provides allowances for credit losses and such losses have been insignificant to date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In September 1995, the Board of Directors authorized the Company to retain Arthur Andersen LLP as its independent public accountants and to dismiss its former accountants, KPMG Peat Marwick LLP. The report of KPMG Peat Marwick LLP for the year ended December 31, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or application of accounting principles. During the year ended December 31, 1994 and through the date of replacement, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held May 22, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" contained in the Proxy
Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accounts                                        19
Consolidated Balance Sheets as of December 31, 1996 and 1995                 20
Consolidated Statements of Operations for the Three Years Ended
  December 31, 1996                                                          21
Consolidated Statements of Shareholders' Equity for the Three Years
  Ended December 31, 1996                                                    22
Consolidated Statements of Cash Flows for the Three Years Ended
  December 31, 1996                                                          23
Notes to Consolidated Financial Statements                                   24


(a)(2) SCHEDULES

     The following schedules of the Company are included herein:

      Schedule II    Valuation and Qualifying Accounts and Reserves

     All other schedules are omitted because they are not applicable or the amounts are immaterial of the required information is presented in the Consolidated Financial Statements or Notes thereto.

(a)(3) EXHIBITS

The following exhibits are filed herewith:


EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 3.01  -   Registrant's Amended and Restated Articles of Incorporation. (1)
 3.02  -   Registrant's Bylaws. (1)
 4.01  -   Form of Specimen Certificate for Registrant's Common Stock. (1)
10.01  -   Registrant's 1989 Stock Option Plan. (1) (2)
10.02  -   Registrant's 1994 Employee Stock Purchase Plan. (1) (2)
10.03  -   Registrant's 1995 Stock Option Plan. (1) (2)
10.04  -   Registrant's 1996 Equity Incentive Plan. (1) (2)
10.05  -   Registrant's 1996 Directors Stock Option Plan. (1) (2)
10.06  -   Registrant's 1996 Employee Stock Purchase Plan. (1)
10.07  -   Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (1) (2)
10.08  -   Lease Agreement, dated January 15, 1996, between Registrant and
           Morris Associates IX, L.P. (1)
10.09  -   Distribution Agreement, dated June 1, 1991, between Registrant and
           Innotech Corporation.** (1)
10.10  -   International Exclusive Independent Representative Agreement, dated
           July 1, 1995, amended as of July 1, 1996, between
           Registrant and C&G Technology, Inc.** (1)
10.11  -   Independent Representative Agreement, dated March 1, 1994, amended as of March 1, 1996, between Registrant and Business
           Technology, Inc.** (1)
10.12  -   Stock Purchase Agreement and Promissory Note between Registrant and
           Robert W. Dutton, dated October 15, 1994. (1) (2)
10.13  -   Promissory Note and related agreement between Registrant and Roy E.
           Jewell, dated June 30, 1995. (1) (2)
10.14  -   Promissory Note between Registrant and Joseph G. Masarich dated
           January 20, 1996. (1) (2)
10.15  -   SUPREM IV License Agreement dated June 26, 1986 between Registrant and The Board of Trustees of The Leland Stanford Junior
           University. (1)
10.16  -   License Agreement dated October 8, 1993 between Registrant and The
           Board of Trustees of The Leland Stanford Junior University. (1)
11.01  -   Statement regarding computation of net income per share.
16.01  -   Letter on change of independent auditors.
21.01  -   List of Registrant's subsidiaries. (1)
23.01  -   Consent of Arthur Andersen LLP, independent auditors.
24.01  -   Power of Attorney  (see page 35)
27.01  -   Financial Data Schedule

___________
**     Confidential treatment has been granted with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the same exhibit number from Registrant's Registration Statement on Form SB-2 (File No. 333-5252-LA) declared effective by the Commission on September 19, 1996.

(2) Management contract or compensatory plan.
___________
(b) REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

(c) EXHIBITS

       See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

       See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TECHNOLOGY MODELING ASSOCIATES, INC.
                                   (Registrant)

Date:  March 18, 1997              By:  /s/ Roy E. Jewell
       -----------------------         --------------------------------------
                                        ROY E. JEWELL
                                        President and Chief Executive Officer
                                        Chairman of the Board of Directors

POWER OF ATTORNEY:

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy E. Jewell as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or shall do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:

By:  /s/ Roy E. Jewell                             Date:  March 18, 1997
    ---------------------------------------------        -------------------
     ROY E. JEWELL
     President and Chief Executive Officer
     Chairman of the Board of Directors

PRINCIPAL FINANCIAL OFFICER:

By:  /s/ Bennet L. Weintraub                       Date:  March 18, 1997
    ---------------------------------------------        -------------------
     BENNET L. WEINTRAUB
     Chief Financial Officer and
     Vice President of Finance and Administration

ADDITIONAL DIRECTORS:

By:  /s/ Louis A. Delmonico                        Date:  March 18, 1997
    ---------------------------------------------        -------------------
     LOUIS A. DELMONICO
     Director

By:  /s/ William E. Drobish                        Date:  March 18, 1997
    ---------------------------------------------        -------------------
     WILLIAM E. DROBISH
     Director

By:  /s/ Robert W. Dutton                          Date:  March 18, 1997
    ---------------------------------------------        -------------------
     ROBERT W. DUTTON
     Director

By:  /s/ Ronald A. Rohrer                          Date:  March 18, 1997
    ---------------------------------------------        -------------------
     RONALD A. ROHRER
     Director