Form 10-Q
period 1997-03-31
TECHNOLOGY MODELING ASSOCIATES INC
filed 1997-05-12
CIK 1018728

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


(MARK ONE)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the quarterly period ended March 31, 1997

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


              Yes      X                    No
                   ----------                   ------------

    As of April 30, 1997, there were 7,591,568 shares of the Registrant's Common Stock outstanding.

                         TECHNOLOGY MODELING ASSOCIATES, INC.

                                      FORM 10-Q

                                                                     Page No.
PART I - FINANCIAL INFORMATION

    ITEM 1 -  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -                     3
                   March 31, 1997 and December 31, 1996

              Condensed Consolidated Statements of Operations             4
                   For the three months ended March 31, 1997 and 1996

              Condensed Consolidated Statements of Cash Flows             5
                   For the three months ended March 31, 1997 and 1996

              Notes to Condensed Consolidated Financial Statements        6

    ITEM 2 -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

    ITEM 3-   Quantitative and Qualitative Disclosure about Market Risk   13

PART II - OTHER INFORMATION

    ITEM 6 -  Exhibits and Reports on Form 8-K                            13

              Signatures                                                  14

              Exhibit 27.1 Financial Data Schedule

                         TECHNOLOGY MODELING ASSOCIATES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS

                                               MARCH 31,        DECEMBER 31,
                                                 1997               1996
                                                 ----               ----
                                              (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                  $13,583             $21,074
    Short-term investments                      21,225              13,929
    Accounts receivable, net                     4,259               2,671
    Prepaid income taxes                           310                 271
    Other current assets                         1,037               1,259
                                              --------            --------
         Total current assets                   40,414              39,204
LONG TERM ASSETS                                   250                 250
PROPERTY AND EQUIPMENT, net                      2,553               2,511
                                              --------            --------
                                               $43,217             $41,965
                                              --------            --------
                                              --------            --------

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of notes payable            $  303              $  303
    Current portion of capitalized lease
     obligations                                   141                 138
    Accounts payable                               591                 662
    Accrued liabilities                          2,237               1,738
    Deferred revenue                             2,224               1,909
                                              --------            --------
         Total current liabilities               5,496               4,750
                                              --------            --------

LONG-TERM LIABILITIES, net of current portion:
    Notes payable                                  349                 425
    Capitalized lease obligations                  397                 433
                                              --------            --------
         Total long-term liabilities               746                 858
                                              --------            --------


SHAREHOLDERS' EQUITY:
    Common stock                                33,661              33,661
    Notes receivable from shareholders            (446)               (474)
    Deferred compensation                         (960)             (1,041)
    Retained earnings                            4,720               4,211
                                              --------            --------
         Total shareholders' equity             36,795              36,357
                                              --------            --------
                                               $43,217             $41,965
                                              --------            --------
                                              --------            --------


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TECHNOLOGY MODELING ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 1997                1996
                                                 ----                ----
REVENUE:
    License                                     $3,322             $ 2,769
    Maintenance and other                        1,401                 914
      Professional services                        332                   0
                                                ------              ------
         Total product revenue                   5,055               3,683
    Funded development                               0                  81
                                                ------              ------
         Total revenue                           5,055               3,764

COST OF REVENUE:
    License                                        285                 254
    Maintenance and other                          240                 230
    Professional services                          261                  57
    Funded development                               0                 135
                                                ------              ------
         Total cost of revenue                     786                 676
                                                ------              ------
         Gross profit                            4,269               3,088
                                                ------              ------

OPERATING EXPENSES:
    Sales and marketing                          1,728               1,264
    Research and development                     1,633               1,146
    General and administrative                     491                 426
                                                ------              ------
         Total operating expenses                3,852               2,836
                                                ------              ------
         Income from operations                    417                 252

OTHER INCOME, net                                  445                  10
                                                ------              ------
         Income before provision for
          income taxes                             862                 262

PROVISION FOR INCOME TAXES                         353                 142
                                                ------              ------

         Net income                             $  509             $   120
                                                ------              ------
                                                ------              ------

NET INCOME PER SHARE                            $ 0.06             $  0.02
                                                ------              ------
                                                ------              ------

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES                               8,480               5,510
                                                ------              ------
                                                ------              ------



 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TECHNOLOGY MODELING ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS, UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  1997               1996
                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                $    509            $    120
    Adjustments to reconcile net
     income to net cash used for
     operating activities:
    Depreciation and amortization                  195                 115
    Allowance for doubtful accounts                 43                  15
    Non-cash compensation expense                  109                  66
    Changes in operating assets and
     liabilities--
         Accounts receivable                    (1,631)             (1,511)
         Prepaid income taxes                      (39)                (15)
         Other current assets                      (28)               (416)
         Accounts payable                          (71)               (180)
         Accrued liabilities                       499                 119
         Deferred revenue                          315                 451
                                              --------            --------
               Net cash used for
                 operating activities              (99)             (1,236)
                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments         (7,296)                  -
    Collection of note receivable                  250                   -
    Capital expenditures                          (237)                (87)
                                              --------            --------
               Net cash used for
                 investing activities           (7,283)                (87)
                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of capital lease obligations           (33)                  -
    Payment of notes payable                       (76)                (76)
    Issuances of common stock                        -                  92
    Repurchases of common stock                      -                 (63)
                                              --------            --------
               Net cash used for
                financing activities              (109)                (47)
                                              --------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS       (7,491)             (1,370)

CASH AND CASH EQUIVALENTS, beginning
 of period                                      21,074               3,284
                                              --------            --------
CASH AND CASH EQUIVALENTS, end of period      $ 13,583            $  1,914
                                              --------            --------
                                              --------            --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TECHNOLOGY MODELING ASSOCIATES, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1997, or any other future periods.

2.   NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. If SFAS No. 128 had been applied by the Company during the first quarter of 1997 and 1996, basic net income per share would have been $.07 and $.02 and diluted net income per share would have been $.06 and $.02, respectively.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure Information about Capital Structure", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial position, results of operations, or cash flows.

3.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method. Pursuant to SEC Staff Accounting Bulletins ("SAB") and staff policy, such computations for the three months ended March 31, 1996 include all common and common equivalent shares issued within the 12 months preceding the filing date of the Company's Initial Public Offering as if they were outstanding for the entire period presented (using the treasury stock method and an initial public offering price of $12.00 per share for stock options).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company also earns revenue from maintenance agreements for customer support and product enhancements. Maintenance fees are paid in advance and are not refundable. Maintenance revenue for ongoing customer support and product enhancements is recognized ratably over the term of the maintenance agreement, which is generally twelve months. Beginning in the three months ended June 30, 1996, the Company began offering professional services, whereby the Company provides customers with methodologies for integrated circuit design and manufacturing to improve design and production efficiencies and calibration services to customize the Company's products to each customer's unique manufacturing processes. The Company recognizes revenue under professional service agreements on the percentage of completion method of accounting based upon the achievement of contractual goals.

OPERATIONS The following table sets forth, for the periods indicated, certain statements of operations data of the Company expressed as a percentage of total revenue.

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 1997                1996
                                                 ----                ----
REVENUE:
    License                                       65.7%               73.6%
    Maintenance and other                         27.7                24.3
    Professional services                          6.6                 0.0
                                                ------              ------
         Total product revenue                   100.0                97.9
    Funded development                             0.0                 2.1
                                                ------              ------
         Total revenue                           100.0               100.0
COST OF REVENUE:
    License   5.6  6.8
    Maintenance and other                          4.7                 6.1
     Professional services                         5.2                 1.5
    Funded development                             0.0                 3.6
                                                ------              ------
         Total cost of revenue                    15.5                18.0
                                                ------              ------
         Gross margin                             84.5                82.0
OPERATING EXPENSES:
    Sales and marketing                           34.2                33.6
    Research and development                      32.3                30.4
    General and administrative                     9.7                11.3
                                                ------              ------
         Total operating expenses                 76.2                75.3
                                                ------              ------
         Income from operations                    8.3                 6.7
OTHER INCOME, net                                  8.8                 0.2
                                                ------              ------
         Income before provision for
          income taxes                            17.1                 6.9
PROVISION FOR INCOME TAXES                         7.0                 3.7
                                                ------              ------
         Net income                               10.1%                3.2%
                                                ------              ------
                                                ------              ------

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUE Revenue for licensing the Company's software is generally recognized when the software has been shipped and there are no significant remaining obligations. Maintenance and other revenue consists primarily of fees for providing system updates, user documentation and technical support for software products, and is recognized ratably over the term of the maintenance agreement. Professional services revenue is based upon customer contracts, and is recognized under the percentage of completion method. Funded development revenue consists of revenue earned on development contracts with government-sponsored and private entities and is recognized under the percentage of completion method.

Total revenue increased 34.3% to $5.1 million for the three months ended March 31, 1997 from $3.8 million for the three months ended March 31, 1996.

International sales were $3.4 million and $2.8 million for the three months ended March 31, 1997 and 1996, respectively, representing 67.2% and 73.3% of total revenue for the respective periods. The increase in both total and international revenue was due primarily to increased licensing and maintenance and other revenue from Asia and North America. It is anticipated that international revenue will continue to constitute a significant portion of total revenue for the foreseeable future. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, foreign withholding taxes, limitations on repatriation of earnings and reduced protection of intellectual property rights. It has been the Company's experience that some of its large Korean customers institute significant upgrades of their design tools relatively infrequently and their purchasing patterns are hard to predict.

License revenue increased 20.0% to $3.3 million for the three months ended March 31, 1997 from $2.8 million for the three months ended March 31, 1996. The primary reason for the increase in license revenue was additional licensing of the Company's process simulation and device simulation products in the U.S. and Japan.

Maintenance and other revenue increased 53.2% to $1.4 million for the three months ended March 31, 1997 from $914,000 for the three months ended March 31, 1996. The increase in maintenance and other revenue was attributable to an increase in the Company's installed base of products and the Company's continued effort toward obtaining customer renewals of maintenance.

Professional services revenue was $332,000 for the three months ended March 31, 1997. It was not until the three months ended June 30, 1996 that the Company commenced performing services and recognizing revenue from contracts obtained by the Company's professional services group.

In 1995, the Company deliberately reduced its participation in funded development programs and decided not to pursue new contracts. Consequently, there was no funded development revenue for the three months ended March 31, 1997 compared to $81,000 for the three months ended March 31, 1996.

COST OF REVENUE Cost of revenue consists primarily of the costs of media and shipping of licensed products, the costs of providing maintenance support to the Company's customers, royalties payable and the cost of the Company's professional services group. Cost of license revenue as a percent of license revenue decreased to 8.6% for the three months ended March 31, 1997 from 9.2% of license revenue for the three months ended March 31, 1996. Cost of license revenue decreased primarily due to decreased royalty expenses incurred on revenues from third party software products sold by the Company. Cost of maintenance and other revenue as a percent of maintenance and other revenue decreased to 17.1% for the three months ended March 31, 1997 from 25.1% for the three months ended March 31, 1996, as revenue increased at a faster rate than the costs of providing maintenance support to the Company's customers. The cost of professional services increased to $261,000 for the three months ended March 31, 1997 from $57,000 for the three months ended March 31, 1996 as the Company hired additional personnel to meet the obligations under the revenue contracts obtained by the Company.

SALES AND MARKETING Sales and marketing expenses include the costs associated with sales and marketing personnel, commissions, promotional events (such as trade show and technical conference attendance) and advertising and public relations programs. Sales and marketing expenses increased to $1.7 million for the three months ended March 31, 1997 from $1.3 million for the three months ended March 31, 1996 and increased as a percentage of total revenue to 34.2% from 33.6% for the three months ended March 31, 1997 and 1996, respectively. Sales and marketing expenses increased primarily due to the addition of sales and marketing personnel and the ongoing expenses of sales offices opened in mid-1996 in Boston, Portland and Milan, Italy. The Company expects that its sales and marketing expenses will continue to increase in absolute dollars.

RESEARCH AND DEVELOPMENT Research and development expenses include the costs of creating new products and developing enhancements to existing products and providing operations support. Software development costs have been expensed as incurred, because software development has generally been completed concurrently with the establishment of technological feasibility. Research and development expenses increased to $1.6 million for the three months ended March 31, 1997 from $1.1 million for the three months ended March 31, 1996, and increased as a percentage of total revenue to 32.3% from 30.4% for the three months ended March 31, 1997 and 1996, respectively. Research and development costs increased primarily due to increased headcount.

GENERAL AND ADMINISTRATIVE General and administrative expenses include the costs associated with the Company's executive office, human resources and finance functions. General and administrative expenses increased to $491,000 for the three months ended March 31, 1997 from $426,000 for the three months ended March 31, 1996, but decreased as a percentage of total revenue to 9.7% from 11.3% for the three months ended March 31, 1997 and 1996, respectively. General and administrative expenses increased primarily due to increased headcount and the costs of being a public company. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than the increase in general and administrative expenses. The Company expects general and administrative expenses will continue to decrease as a percentage of revenue.

OTHER INCOME (EXPENSE), NET Other income is primarily interest income earned on excess cash balances. Other expense is primarily interest paid on notes payable and under capitalized lease obligations. Other income was $475,000 and $34,000 for the three months ended March 31, 1997 and 1996, respectively. Other expense was $30,000 and $24,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in other income was due to the interest earned on proceeds received from the Company's initial public offering in 1996.

PROVISION FOR INCOME TAX Provision for income tax consists primarily of federal income taxes, state taxes and international withholding taxes. The Company's effective rate of taxation was 41.0% for the three months ended March 31, 1997 and 54.2% for the three months ended March 31, 1996. Because the Company generates a significant portion of its total revenue from international sales, the Company historically has a significant amount of foreign tax withheld, and has not been able to utilize all of its available tax credits. Accordingly, the Company generated significant tax credit carryforwards. Given the uncertainty over ultimate utilization of these credits, they have not been fully benefited in the prior year's tax provision, which resulted in an effective rate of taxation in 1996 in excess of the U.S. statutory rate. Because of increases in domestic income, the Company's effective tax rate in 1997 has declined, due to the anticipated utilization of available tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through private sales of equity securities and with cash generated from operations. During 1996, approximately $31.0 million in cash, net of expenses, was raised through the Company's initial public offering.

For the three months ended March 31, 1997, the Company used $99,000 for operating activities. The use of funds resulted primarily from an increase in accounts receivable offset by net income and an increase in accrued liabilities and deferred revenue. Cash used in investing activities of $7.3 million was primarily purchases of short-term investments.

As of March 31, 1997, the Company had working capital of $34.9 million and cash and equivalents and short-term investments of $34.8 million. As of March 31, 1997, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects to spend approximately $1.0 million on capital items in the next 12 months. The Company believes that the existing cash and equivalents and short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations on a short and long term basis. The Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private financing or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

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

    POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS: SEASONALITY. The Company's operating results have varied in the past, and may vary significantly in the future, depending on factors such as size and timing of significant customer orders, timing and levels of operating expenses, increased competition, timing of new product announcements and releases by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, gain or loss of significant customers, distributors or sales representatives, renewal rates of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, and economic conditions in general and in the semiconductor industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results.

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

    INTENSE COMPETITION. The historical competition for TCAD products has come from design automation or research and development groups working within established IC manufacturing companies. These companies, some of which are customers of the Company, have access to significantly greater financial resources than the Company and may be able to develop their own simulation tools, thus reducing their reliance upon products from independent companies such as the Company. Established IC manufacturers or design companies may elect in the future to market their internally developed products and compete directly with the Company for other customers. If these or other established companies enter the market, competitive pressures could intensify due to their significantly greater financial, technical and marketing resources, as well as the name recognition that these companies possess.

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

    RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT. The EDA industry is characterized by rapid technological change, frequent new product introductions and enhancements of existing products, evolving industry standards and rapidly changing customer requirements. The Company must meet the challenges of the EDA industry by introducing new products and product enhancements, and must continue to address customers' current and future needs in a timely manner. There can be no assurance that the Company will not experience difficulties that could delay or prevent the development, the introduction of the marketing of these products. Additionally, there can be no assurance that the Company's new products and product enhancements, if developed, will meet the requirements of the marketplace, will be of acceptable quality or will achieve market acceptance or that the introduction of new products or new industry standards will not render existing products obsolete and unmarketable.

    In 1996, 1995, 1994 and the first three months of 1997, licensing and maintenance of the Company's software products in Asia, primarily Japan, Korea and Taiwan, accounted for approximately 60.0%, 61.5% 55.9% and 56.5%, respectively, of the Company's total revenue. Sales of the Company's product licenses to customers in Japan are made exclusively through a single distributor, Innotech Corporation ("Innotech"). In Korea, licenses to customers are made through a single independent sales representative, C&G Technology, Inc. ("C&G"). Sales to customers in Taiwan were also carried out through a single independent sales representative, Business Technology, Inc. ("BTI"). The Company expects that sales to customers in Japan, Korea and Taiwan will continue to make up a significant proportion of the Company's total product revenue for the foreseeable future. Since the Company's products are used by highly skilled professional engineers, in order to be effective, a distributor or sales representative must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors and sales representatives possess such resources. There can be no assurance that any or all of the agreements with Innotech, C&G and BTI will continue for any substantial period of time or that these companies will continue to distribute the Company's software products, and there is no assurance that the Company could replace these entities without significant difficulty.

    GEOGRAPHICAL CONCENTRATION IN ASIA: DEPENDENCE UPON DISTRIBUTORS AND REPRESENTATIVES. In addition, international sales inherently involve a number of risks, including currency fluctuations, unexpected changes in governmental regulatory requirements, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, limited protection of the Company's products and intellectual property rights under the laws of certain foreign countries and political instability and economic recession in foreign markets. There can be no assurance that such factors will not have a material adverse effect on future international licensing and maintenance revenue and, consequently, on the Company's business, operating results and financial condition.

    PRODUCT CONCENTRATION. The Company derived a significant majority of its total revenue in 1996 and the first three months of 1997 from the licensing and maintenance of two software products, TSUPREM-4 and Medici, and the Company expects to continue to derive a substantial portion of its total revenue from these two products for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of TSUPREM-4 and Medici. There can be no assurance that the Company will successfully develop new products or that such products will find market acceptance or meet customer expectations. The Company's two principal products may be rendered obsolete by future technical advances by the Company's competitors or even by certain of its customers or marketing partners. The failure of the Company to maintain and enhance the capabilities of its current products or to introduce new products successfully into the market could have a material adverse effect on the Company's business, operating results and financial condition.

    LENGTHY SALES CYCLE. Because of the complexity and substantial cost of the Company's products, licensing these products to the Company's customers typically involves a significant technical evaluation and commitment of cash and other resources, with the attendant delays frequently associated with customers' internal procedures to approve large expenditures and to evaluate and accept new technologies that affect key operations. In addition, certain of the Company's foreign customers have lengthy purchasing cycles that may increase the amount of time the Company must dedicate to placing its products with these customers. For these and other reasons, the sales cycle associated with the licensing of the Company's products is lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance evaluations that are beyond the Company's control. Because of the lengthy sales cycle and the large size of customers' average orders, if revenue projected from a specific customer for a particular period is not realized in that period, the Company's operating results for that period could be materially adversely affected.

Item 3:   Quantitative and Qualitative Disclosure about Market Risk

          Not applicable


PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)    Exhibit
                27.1    Financial Data Schedule

         (b)    Reports on Form 8-K
                The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TECHNOLOGY MODELING ASSOCIATES, INC.
                                        (Registrant)


DATE: May 12, 1996                      By: /s/ Roy E. Jewell
      ---------------------------          ----------------------------------
                                              ROY E. JEWELL
                                              President and Chief Executive
                                              Officer



DATE: May 12, 1996                      By:  /s/ Bennet L. Weintraub
      ---------------------------          ----------------------------------
                                               BENNET L. WEINTRAUB
                                               Chief Financial Officer and
                                               Vice President of Finance and
                                               Administration