Form 10-Q
period 1997-06-30
TECHNOLOGY MODELING ASSOCIATES INC
filed 1997-08-12
CIK 1018728

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-Q


(MARK ONE)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the quarterly period ended June 30, 1997

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

      As of July 31, 1997, there were 7,683,952 shares of the Registrant's Common Stock outstanding.

                         TECHNOLOGY MODELING ASSOCIATES, INC.

                                      FORM 10-Q


                                                                              Page No.
PART I - FINANCIAL INFORMATION

     ITEM 1 -  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets -                            3
                 June 30, 1997 and December 31, 1996

               Condensed Consolidated Statements of Operations
                 For the three months and six months ended                        4
                 June 30, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows                    5
                 For the six months ended June 30, 1997 and 1996

               Notes to Condensed Consolidated Financial Statements               6

     ITEM 2 -  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          7

     ITEM 3 -  Quantitative and Qualitative Disclosures about Market Risk        14

PART II - OTHER INFORMATION

     ITEM 4 -  Submission of Matters to a Vote of Security Holders               14

     ITEM 6 -  Exhibits and Reports on Form 8-K                                  14

               Signatures                                                        15

               Exhibit 27.1 Financial Data Schedule

                         TECHNOLOGY MODELING ASSOCIATES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS

                                                       JUNE  30,     DECEMBER 31,
                                                         1997           1996
                                                      -----------    ------------
                                                      (UNAUDITED)
 CURRENT ASSETS:
  Cash and cash equivalents                             $13,486        $21,074
  Short-term investments                                 20,269         13,929
  Accounts receivable, net                                5,457          2,671
  Prepaid income taxes                                      310            271
  Other current assets                                      897          1,259
                                                        -------        -------
   Total current assets                                  40,419         39,204
 LONG TERM ASSETS                                           250            250
 PROPERTY AND EQUIPMENT, net                              2,658          2,511
                                                        -------        -------
                                                        $43,327        $41,965
                                                        -------        -------
                                                        -------        -------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Current portion of notes payable                       $  303         $  303
  Current portion of capitalized lease obligations          144            138
  Accounts payable                                          114            662
  Accrued liabilities                                     2,556          1,738
  Deferred revenue                                        2,470          1,909
                                                        -------        -------
   Total current liabilities                              5,587          4,750
                                                        -------        -------

 LONG-TERM LIABILITIES, net of current portion:
  Notes payable                                             273            425
  Capitalized lease obligations                             359            433
                                                        -------        -------
   Total long-term liabilities                              632            858
                                                        -------        -------


 SHAREHOLDERS' EQUITY:
  Common stock                                           32,994         33,661
  Notes receivable from shareholders                       (296)          (474)
  Deferred compensation                                    (870)        (1,041)
  Retained earnings                                       5,280          4,211
                                                        -------        -------
   Total shareholders' equity                            37,108         36,357
                                                        -------        -------
                                                        $43,327        $41,965
                                                        -------        -------
                                                        -------        -------



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TECHNOLOGY MODELING ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)




                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                       1997           1996                1997           1996
                                                       ----           ----                ----           ----
 REVENUE:
   License                                            $3,343       $  2,953            $  6,665       $  5,722
   Maintenance and other                               1,423          1,045               2,824          1,959
   Professional services                                 498            100                 830            100
                                                     -------       --------            --------       --------
      Total product revenue                            5,264          4,098              10,319          7,781
   Funded development                                      0            146                   0            227
                                                     -------       --------            --------       --------
      Total revenue                                    5,264          4,244              10,319          8,008
                                                     -------       --------            --------       --------

 COST OF REVENUE:
   License                                               358            254                 643            508
   Maintenance and other                                 166            179                 406            409
   Professional services                                 250            102                 511            159
   Funded development                                      0            130                   0            265
                                                     -------       --------            --------       --------
      Total cost of revenue                              774            665               1,560          1,341
                                                     -------       --------            --------       --------
      Gross profit                                     4,490          3,579               8,759          6,667
                                                     -------       --------            --------       --------

 OPERATING EXPENSES:
   Sales and marketing                                 1,902          1,456               3,630          2,720
   Research and development                            1,665          1,331               3,298          2,477
   General and administrative                            417            430                 908            856
                                                     -------       --------            --------       --------
      Total operating expenses                         3,984          3,217               7,836          6,053
                                                     -------       --------            --------       --------
      Income from operations                             506            362                 923            614

 OTHER INCOME, net                                       421             (8)                866              2
                                                     -------       --------            --------       --------
      Income before provision for income taxes           927            354               1,789            616

 PROVISION FOR INCOME TAXES                              367            180                 720            322
                                                     -------       --------            --------       --------

      Net income                                      $  560         $  174            $  1,069         $  294
                                                     -------       --------            --------       --------
                                                     -------       --------            --------       --------

NET INCOME PER SHARE                                  $ 0.07         $ 0.03            $   0.13         $ 0.05
                                                     -------       --------            --------       --------
                                                     -------       --------            --------       --------

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES                               8,222          5,426               8,344          5,468
                                                     -------       --------            --------       --------
                                                     -------       --------            --------       --------



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TECHNOLOGY MODELING ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS, UNAUDITED)


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         1997            1996
                                                         ----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  1,069         $  294
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
      Depreciation and amortization                         391            279
      Allowance for doubtful accounts                        25             30
      Non-cash compensation expense                         231            180
      Changes in operating assets and liabilities--
         Accounts receivable                             (2,811)           (39)
         Prepaid income taxes                               (39)           (41)
         Other current assets                               112           (225)
         Accounts payable                                  (548)          (273)
         Accrued liabilities                                818            188
         Deferred revenue                                   561            595
                                                       --------        -------
           Net cash provided by (used for) operating
             activities                                    (191)           988
                                                       --------        -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                  (18,740)          (974)
   Sale of short-term investments                        12,400              -
   Collection of note receivable                            250              -
   Capital expenditures                                    (538)          (571)
                                                       --------        -------
           Net cash used for investing activities        (6,628)        (1,545)
                                                       --------        -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations                     (68)            17
   Payment of notes payable                                (152)          (152)
   Issuances of common stock                                290            282
   Repayment of receivable from shareholder                 118              -
   Repurchases of common stock                             (957)           (63)
                                                       --------        -------
           Net cash provided by (used for) financing
             activities                                    (769)            50
                                                       --------        -------

 NET DECREASE IN CASH AND CASH EQUIVALENTS               (7,588)          (507)

 CASH AND CASH EQUIVALENTS, beginning of period          21,074          3,284
                                                       --------        -------
 CASH AND CASH EQUIVALENTS, end of period              $ 13,486        $ 2,777
                                                       --------        -------
                                                       --------        -------


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

2.  NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. If SFAS No. 128 had been applied by the Company during the second quarter of 1997 and 1996, basic net income per share would have been $.07 and $.04 and diluted net income per share would have been $.07 and $.03, respectively. If SFAS No. 128 had been applied by the Company for the six months ended June 30, 1997 and 1996, basic net income per share would have been $.14 and $.07 and diluted net income per share would have been $.13 and $.05, respectively.

    In February 1997, the FASB issued SFAS No. 129, "Disclosure Information about Capital Structure", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial statement disclosures.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal periods beginning after December 15, 1997. The Company anticipates that this adoption will not have a material effect on its financial statements.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company anticipates that this adoption will not have a material effect on its financial statements.

3.  NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.
    Common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method. Pursuant to SEC Staff Accounting Bulletins ("SAB") and staff policy, such computations for the three and six months ended June 30, 1996 include all common and common equivalent shares issued within the 12 months preceding the filing date of the Company's Initial Public Offering as if they were outstanding for the entire period presented (using the treasury stock method and an initial public offering price of $12.00 per share for stock options).

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

RESULTS OF OPERATIONS The following table sets forth, for the periods indicated, certain statements of operations data of the Company expressed as a percentage of total revenue.

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                       1997        1996         1997        1996
                                                       ----        ----         ----        ----
REVENUE:
     License   . . . . . . . . . . . . . . . . . .     63.5%        69.6%       64.6%        71.5%
     Maintenance and other   . . . . . . . . . . .     27.0         24.6        27.4         24.5
     Professional services . . . . . . . . . . . .      9.5          2.4         8.0          1.2
                                                      -----        -----       -----        -----
          Total product revenue  . . . . . . . . .    100.0         96.6       100.0         97.2
     Funded development  . . . . . . . . . . . . .      0.0          3.4         0.0          2.8
                                                      -----        -----       -----        -----
          Total revenue  . . . . . . . . . . . . .    100.0        100.0       100.0        100.0
                                                      -----        -----       -----        -----

COST OF REVENUE:
     License . . . . . . . . . . . . . . . . . . .      6.8          6.0         6.2          6.3
     Maintenance and other . . . . . . . . . . . .      3.2          4.2         3.9          5.1
     Professional services . . . . . . . . . . . .      4.7          2.4         4.9          2.0
     Funded development  . . . . . . . . . . . . .      0.0          3.1         0.0          3.3
                                                      -----        -----       -----        -----
          Total cost of revenue  . . . . . . . . .     14.7         15.7        15.0         16.7
                                                      -----        -----       -----        -----
          Gross profit . . . . . . . . . .             85.3         84.3        85.0         83.3
                                                      -----        -----       -----        -----

OPERATING EXPENSES:
     Sales and marketing . . . . . . . . . . . . .     36.1         34.3        35.2         34.0
     Research and development  . . . . . . . . . .     31.6         31.4        32.0         30.9
     General and administrative  . . . . . . . . .      8.0         10.1         8.8         10.7
                                                      -----        -----       -----        -----
          Total operating expenses . . . . . . . .     75.7         75.8        76.0         75.6
                                                      -----        -----       -----        -----
          Income from operations . . . . . . . . .      9.6          8.5         9.0          7.7
OTHER INCOME (EXPENSE),  NET . . . . . . . . . . .      8.0         (0.2)        8.4          0.0
                                                      -----        -----       -----        -----
          Income before provision for income taxes     17.6          8.3        17.4          7.7
PROVISION FOR INCOME TAXES . . . . . . . . . . . .      7.0          4.2         7.0          4.0
                                                      -----        -----       -----        -----
          Net income . . . . . . . . . . . . . . .     10.6%         4.1%       10.4%         3.7%
                                                      -----        -----       -----        -----
                                                      -----        -----       -----        -----


THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

Total revenue increased 24.0% to $5.3 million for the three months ended June 30, 1997 from $4.2 million for the three months ended June 30, 1996 and increased 28.8% to $10.3 million for the six months ended June 30, 1997 from $8.0 million for the six months ended June 30, 1996.

International sales were $3.8 million and $2.7 million for the three months ended June 30, 1997 and 1996, respectively, representing 71.9% and 64.5% of total revenue for the respective periods. International sales were $7.2 million and $5.5 million for the six months ended June 30, 1997 and 1996, respectively, representing 69.6% and 68.6% of total revenue for the respective periods. The increase in both total and international revenue was due primarily to increased licensing and maintenance and other revenue from Asia and North America. It is anticipated that international revenue will continue to constitute a significant portion of total revenue for the foreseeable future. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, foreign withholding taxes, limitations on repatriation of earnings and reduced protection of intellectual property rights. It has been the Company's experience that some of its large Korean customers institute significant upgrades of their design tools relatively infrequently and their purchasing patterns are hard to predict.

License revenue increased 13.2% to $3.3 million for the three months ended June 30, 1997 from $3.0 million for the three months ended June 30, 1996 and increased 16.5% to $6.7 million for the six months ended June 30, 1997 from $5.7 million for the six months ended June 30, 1996. The primary reason for the increase in license revenue was additional licensing of the Company's process simulation and device simulation products in the U.S. and Japan, offsetting a decrease in Europe. Europe accounts for only 4% of total product revenue.

Maintenance and other revenue increased 36.2% to $1.4 million for the three months ended June 30, 1997 from $1.0 million for the three months ended June 30, 1996 and increased 44.1% to $2.8 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996. The increase in maintenance and other revenue was attributable to an increase in the Company's installed base of products and the Company's continued effort toward obtaining customer renewals of maintenance.

Professional services revenue increased to $498,000 for the three months ended June 30, 1997 from $100,000 for the three months ended June 30, 1996 and increased to $830,000 for the six months ended June 30, 1997 from $100,000 for the six months ended June 30, 1996. It was not until the three months ended June 30, 1996 that the Company commenced performing services and recognizing revenue from contracts obtained by the Company's professional services group.

In 1995, the Company deliberately reduced its participation in funded development programs and decided not to pursue new contracts. Consequently, there was no funded development revenue for the three or six months ended June 30, 1997.

COST OF REVENUE Cost of revenue consists primarily of the costs of media and shipping of licensed products, the costs of providing maintenance support to the Company's customers, royalties payable and the cost of the Company's professional services group. Cost of license revenue as a percentage of license revenue increased to 10.7% for the three months ended June 30, 1997 from 8.6% of license revenue for the three months ended June 30 1996. Cost of license revenue as a percentage of license revenue increased to 9.6% for the six months ended June 30, 1997 from 8.9% of license revenue for the six months ended June 30, 1996. Cost of license revenue increased primarily due to increased royalty expenses incurred on revenues from third party software products sold by the Company. Cost of maintenance and other revenue as a percentage of maintenance and other revenue decreased to 11.7% for the three months ended June 30, 1997 from 17.1% for the three months ended June 30, 1996. Cost of maintenance and other revenue as a percentage of maintenance and other revenue decreased to 14.4% for the six months ended June 30, 1997 from 20.8% for the six months ended June 30, 1996, as revenue increased at a faster rate than the costs of providing maintenance support to the Company's customers. The cost of professional services increased to $250,000 for the three months ended June 30, 1997 from $102,000 for the three months ended June 30, 1996 and increased to $511,000 for the six months ended June 30, 1997 from $159,000 for the six months ended June 30, 1996, as the Company hired additional personnel to meet the obligations under the revenue contracts obtained by the Company.

SALES AND MARKETING Sales and marketing expenses include the costs associated with sales and marketing personnel, commissions, promotional events (such as trade show and technical conference attendance) and advertising and public relations programs. Sales and marketing expenses increased to $1.9 million for the three months ended June 30, 1997 from $1.5 million for the three months ended June 30, 1996 and increased as a percentage of total revenue to 36.1% from 34.3% for the three months ended June 30, 1997 and 1996, respectively. Sales and marketing expenses increased to $3.6 million for the six months ended June 30, 1997 from $2.7 million for the six months ended June 30, 1996 and increased as a percentage of total revenue to 35.2% from 34.0% for the six months ended June 30, 1997 and 1996, respectively. Sales and marketing expenses increased primarily due to the addition of sales and marketing personnel, the costs associated with the sales reorganization completed in the second quarter of 1997 and the ongoing expenses of sales offices opened in mid-1996 in Boston, Portland and Milan, Italy.

RESEARCH AND DEVELOPMENT Research and development expenses include engineering and operations personnel, the costs of creating new products and developing enhancements to existing products and providing operations support. Software development costs have been expensed as incurred, because software development has generally been completed concurrently with the establishment of technological feasibility. Research and development expenses increased to $1.7 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996, and increased as a percentage of total revenue to 31.6% from 31.4% for the three months ended June 30, 1997 and 1996, respectively. Research and development expenses increased to $3.3 million for the six months ended June 30, 1997 from $2.5 million for the six months ended June 30, 1996, and increased as a percentage of total revenue to 32.0% from 30.9% for the six months ended June 30, 1997 and 1996, respectively. Research and development costs increased primarily due to increased headcount.

GENERAL AND ADMINISTRATIVE General and administrative expenses include the costs associated with the Company's executive office, human resources and finance functions. General and administrative expenses decreased slightly to $417,000 for the three months ended June 30, 1997 from $430,000 for the three months ended June 30, 1996, and decreased as a percentage of total revenue to 7.9% from 10.1% for the three months ended June 30, 1997 and 1996, respectively, due to costs associated with the move to a new corporate facility in 1996. For the six months ended June 30, 1997 and 1996, general and administrative expenses increased to $908,000 from $856,000, but decreased as a percentage of total revenue to 8.8% from 10.7% for the six months ended June 30, 1997 and 1996, respectively. General and administrative expenses increased primarily due to increased headcount and the costs of being a public company. The decrease as a percentage of revenue was due to revenues increasing at a faster rate than the increase in general and administrative expenses.

OTHER INCOME (EXPENSE), NET Other income is primarily interest income earned on excess cash balances. Other expense is primarily interest paid on notes payable and under capitalized lease obligations. Other income was $447,000 and $27,000 for the three months ended June 30, 1997 and 1996, respectively, and $921,000 and $61,000 for the six months ended June 30, 1997 and 1996, respectively. Other expense was $26,000 and $35,000 for the three months ended June 30, 1997 and 1996, respectively, and $55,000 and $59,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in other income was due to the interest earned on proceeds received from the Company's initial public offering during the third quarter of 1996.

PROVISION FOR INCOME TAX Provision for income tax consists primarily of federal income taxes, state taxes and international withholding taxes. The Company's effective rate of taxation was 40.3% for the six months ended June 30, 1997 as compared with 52.4% for the six months ended June 30, 1996. Because the Company generates a significant portion of its total revenue from international sales, the Company historically has had a significant amount of foreign tax withheld, and has not been able to utilize all of its available tax credits. Accordingly, the Company generated significant tax credit carryforwards. Given the uncertainty over ultimate utilization of these credits, they have not been fully benefited in the 1996 tax provision, which resulted in an effective rate of taxation in excess of the U.S. statutory rate. Because of increases in domestic income, the Company's effective tax rate in 1997 has declined, due to the anticipated utilization of available tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through private sales of equity securities and with cash generated from operations. During 1996, approximately $31.0 million in cash, net of expenses, was raised through the Company's initial public offering.

For the six months ended June 30, 1997, the Company used $191,000 for
operating activities.   The use of funds resulted primarily from an increase
in accounts receivable offset by net income and an increase in accrued liabilities and deferred revenue. Cash used in investing activities of $6.4 million was primarily for net purchases of short-term investments and capital equipment.

As of June 30, 1997, the Company had working capital of $34.8 million and cash and equivalents and short-term investments of $33.8 million. As of June 30, 1997, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects to spend approximately $1.0 million on capital items in the next 12 months. The Company believes that the existing cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private financing or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

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

    GEOGRAPHICAL CONCENTRATION IN ASIA: DEPENDENCE UPON DISTRIBUTORS AND REPRESENTATIVES. In 1996, 1995, 1994 and the first six months of 1997, licensing and maintenance of the Company's software products in Asia, primarily Japan, Korea and Taiwan, accounted for approximately 60.0%, 61.5% 55.9% and 58.0%, respectively, of the Company's total revenue. Sales of the Company's product licenses to customers in Japan are made exclusively through a single distributor, Innotech Corporation ("Innotech"). In Korea, licenses to customers are made through a single independent sales representative, C&G Technology, Inc. ("C&G"). Sales to customers in Taiwan were also carried out through a single independent sales representative, Business Technology, Inc. ("BTI"). The Company expects that sales to customers in Japan, Korea and Taiwan will continue to make up a significant proportion of the Company's total product revenue for the foreseeable future. Since the Company's products are used by highly skilled professional engineers, in order to be effective, a distributor or sales representative must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors and sales representatives possess such resources. There can be no assurance that any or all of the agreements with Innotech, C&G and BTI will continue for any substantial period of time or that these companies will continue to distribute the Company's software products, and there is no assurance that the Company could replace these entities without significant difficulty.

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

    PRODUCT CONCENTRATION. The Company derived a significant majority of its total revenue in 1996 and the first six months of 1997 from the licensing and maintenance of two software products, TSUPREM-4 and Medici, and the Company expects to continue to derive a substantial portion of its total revenue from these two products for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of TSUPREM-4 and Medici. There can be no assurance that the Company will successfully develop new products or that such products will find market acceptance or meet customer expectations. The Company's two principal products may be rendered obsolete by future technical advances by the Company's competitors or even by certain of its customers or marketing partners. The failure of the Company to maintain and enhance the capabilities of its current products or to introduce new products successfully into the market could have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable


PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held May 22, 1997, the shareholders of the Company approved the following matters:

    (a) A proposal to elect five directors of the Company to serve for the ensuing year and until their successors are elected or until such directors' earlier resignation or removal. Below is a summary of the votes cast.

    NOMINEE                 IN FAVOR       WITHHELD

    Roy E. Jewell           6,624,470        100
    Robert W. Dutton        6,624,470        100
    William E. Drobish      6,624,470        100
    Louis A. Delmonico      6,624,470        100
    Ronald A. Rohrer        6,624,470        100

    (b) A proposal for the ratification of the selection of Arthur Andersen LLP as independent public accountants was approved by a vote of 6,617,270 for 7,300 abstained and none withheld.

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibit
              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K
              The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TECHNOLOGY MODELING ASSOCIATES, INC.
                                  (Registrant)


DATE: August 12, 1997             By: /s/ Roy E. Jewell
      -----------------------        ---------------------------------------
                                       ROY E. JEWELL
                                       President and Chief Executive Officer



DATE: August 12, 1997             By:  /s/ Bennet L. Weintraub
      -----------------------        ---------------------------------------
                                       BENNET L. WEINTRAUB
                                       Chief Financial Officer and
                                       Vice President of Finance and
                                       Administration