Form 10-Q
period 1997-09-30
TECHNOLOGY MODELING ASSOCIATES INC
filed 1997-11-10
CIK 1018728

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


(MARK ONE)

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
    For the quarterly period ended September 30, 1997

                                          OR

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.


Commission file number:   0-21047


                         TECHNOLOGY MODELING ASSOCIATES, INC.
                (Exact name of registrant as specified in its charter)


              CALIFORNIA                   94-2708698
              ----------                   ----------
    (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization)     Identification Number)

                               595 LAWRENCE EXPRESSWAY
                             SUNNYVALE, CALIFORNIA 94086
                             ---------------------------
            (Address of principal executive offices, including zip code)

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


    Yes   ____X____             No ________

    As of October 31, 1997, there were 8,115,616 shares of the Registrant's Common Stock outstanding.

                         TECHNOLOGY MODELING ASSOCIATES, INC.

                                      FORM 10-Q


                                                                        Page No.
PART I - FINANCIAL INFORMATION
------------------------------

    ITEM 1 -  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -                              3
              September 30, 1997 and December 31, 1996

         Condensed Consolidated Statements of Operations
              For the three months and nine months ended
              September 30, 1997 and 1996                                     4

         Condensed Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1997 and 1996           5

         Notes to Condensed Consolidated Financial Statements                 6

    ITEM 2 -  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

    ITEM 3 -  Quantitative and Qualitative Disclosures about Market Risk     14

PART II - OTHER INFORMATION
---------------------------

    ITEM 2 -  Changes in Securities and Use of Proceeds                      15

    ITEM 4 -  Submission of Matters to a Vote of Security Holders            15

    ITEM 6 -  Exhibits and Reports on Form 8-K                               15

              Signatures                                                     16

              Exhibit 27.1 Financial Data Schedule

                         TECHNOLOGY MODELING ASSOCIATES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                         ASSETS

                                               SEPTEMBER 30,    DECEMBER 31,
                                                  1997             1996
                                               ------------     -----------
                                               (UNAUDITED)
 CURRENT ASSETS:
     Cash and cash equivalents                    $12,420        $21,074
     Short-term investments                        22,164         13,929
     Accounts receivable, net                       4,498          2,671
     Prepaid income taxes                             310            271
     Other current assets                             794          1,259
                                               ------------     -----------
          Total current assets                     40,186         39,204
 LONG TERM ASSETS                                     250            250
 PROPERTY AND EQUIPMENT, net                        2,567          2,511
                                               ------------     -----------
                                                  $43,003        $41,965
                                               ------------     -----------
                                               ------------     -----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY


 CURRENT LIABILITIES:
     Current portion of notes payable              $  303         $  303
     Current portion of capitalized
        lease obligations                             148            138
     Accounts payable                                 445            662
     Accrued liabilities                            2,516          1,738
     Deferred revenue                               2,521          1,909
                                               ------------     -----------
          Total current liabilities                 5,933          4,750
                                               ------------     -----------

 LONG-TERM LIABILITIES, net of current portion:
     Notes payable                                    198            425
     Capitalized lease obligations                    321            433
                                               ------------     -----------
          Total long-term liabilities                 519            858
                                               ------------     -----------


 SHAREHOLDERS' EQUITY:
     Common stock                                  33,362         33,661
     Notes receivable from shareholders              (262)          (474)
     Deferred compensation                           (784)        (1,041)
     Retained earnings                              4,235          4,211
                                               ------------     -----------
          Total shareholders' equity               36,551         36,357
                                               ------------     -----------
                                                  $43,003        $41,965
                                               ------------     -----------
                                               ------------     -----------




     The accompanying notes are an integral part of these condensed consolidated financial statements.

                          TECHNOLOGY MODELING ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                               1997    1996        1997      1996
                                            --------  ---------  --------   ---------

 REVENUE:
   License                                   $1,865   $  3,336    $8,530    $  9,058
   Maintenance and other                      1,417      1,099     4,241       3,058
   Professional services                        177        300     1,007         400
                                           ---------  ---------  --------   ---------
      Total product revenue                   3,459      4,735    13,778      12,516
   Funded development                            -          82        -          309
                                           ---------  ---------  --------   ---------
      Total revenue                           3,459      4,817    13,778      12,825
                                           ---------  ---------  --------   ---------

 COST OF REVENUE:
   License                                     310         343       953        852
   Maintenance and other                       203         214       609        373
   Professional services                       363         215       874        623
   Funded development                           -           67        -         332
                                           ---------  ---------  --------   ---------
      Total cost of revenue                    876         839     2,436      2,180
                                           ---------  ---------  --------   ---------
      Gross profit                           2,583       3,978    11,342     10,645
                                           ---------  ---------  --------   ---------

 OPERATING EXPENSES:
   Sales and marketing                       1,728       1,692     5,358      4,412
   Research and development                  2,001       1,307     5,299      3,784
   General and administrative                  681         363     1,589      1,219
   Cost of mergers                             300          -        300         -
                                           ---------  ---------  --------   ---------
      Total operating expenses               4,710       3,362    12,546      9,415
                                           ---------  ---------  --------   ---------
      Income (loss) from operations         (2,127)        616    (1,204)     1,230

 OTHER INCOME, net                             449          25     1,315         27
                                           ---------  ---------  --------   ---------
      Income (loss) before provision
        for (benefit from) income taxes     (1,678)        641       111      1,257

 PROVISION FOR (BENEFIT FROM) INCOME TAXES    (678)        343        42        665
                                           ---------  ---------  --------   ---------
      Net income (loss)                    $(1,000)     $  298    $   69     $  592
                                           ---------  ---------  --------   ---------
                                           ---------  ---------  --------   ---------

NET INCOME (LOSS) PER SHARE                $ (0.13)     $ 0.05    $ 0.01     $ 0.11
                                           ---------  ---------  --------   ---------
                                           ---------  ---------  --------   ---------

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES                     7,820       5,521     8,379      5,486
                                           ---------  ---------  --------   ---------
                                           ---------  ---------  --------   ---------



      The accompanying notes are an integral part of these condensed consolidated financial statements.

                         TECHNOLOGY MODELING ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS, UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                               1997      1996
                                                           ---------  ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  69     $  592
   Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
      Depreciation and amortization                            626        447
      Allowance for doubtful accounts                           86         10
      Non-cash compensation expense                            347        290
      Changes in operating assets and liabilities--
           Accounts receivable                              (1,913)       380
           Prepaid income taxes                                (39)       (41)
           Other current assets                                215       (207)
           Accounts payable                                   (217)      (237)
           Accrued liabilities                                 778       (397)
           Deferred revenue                                    612      1,449
                                                           ---------  ---------
           Net cash provided by operating activities           564      2,286
                                                           ---------  ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                     (31,570)      (994)
   Sale of short-term investments                           23,335         -
   Issuance of note receivable                                 -         (250)
   Collection of note receivable                               250         -
   Capital expenditures                                       (682)      (811)
                                                           ---------  ---------
           Net cash used for investing activities           (8,667)    (2,055)
                                                           ---------  ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations                       (102)       (56)
   Payment of notes payable                                   (227)      (228)
   Issuances of common stock, net of costs                     613     26,810
   Repayment of receivable from shareholder                    122         -
   Repurchases of common stock                                (957)       (67)
                                                           ---------  ---------
           Net cash provided by (used for)
            financing activities                              (551)    26,459
                                                           ---------  ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (8,654)    26,690

 CASH AND CASH EQUIVALENTS, beginning of period             21,074      3,284
                                                           ---------  ---------
 CASH AND CASH EQUIVALENTS, end of period                  $12,420    $29,974
                                                           ---------  ---------
                                                           ---------  ---------




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

2.   NEW ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. If SFAS No. 128 had been applied by the Company during the third quarter of 1997 and 1996, basic earnings per share would have been $(.13) and $.06 and diluted earnings per share would have been $(.13) and $.05, respectively. If SFAS No. 128 had been applied by the Company for the nine months ended September 30, 1997 and 1996, both basic and diluted net income per share would have been $.01 and $.11, respectively.

          In February 1997, the FASB issued SFAS No. 129, "Disclosure Information about Capital Structure", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial statement disclosures.

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal periods beginning after December 15, 1997. The Company anticipates that this adoption will not have a material effect on its financial statements.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company anticipates that this adoption will not have a material effect on its financial statements.

3.   NET INCOME PER SHARE

          Net income per share is computed using the weighted average number of outstanding common shares plus, when their effect is dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method. Pursuant to SEC Staff Accounting Bulletins ("SAB") and staff policy, such computations for the three and nine months ended September 30, 1996 include all common and common equivalent shares issued within the 12 months preceding the filing date of the Company's Initial Public Offering as if they were outstanding for the entire period presented (using the treasury stock method and an initial public offering price of $12.00 per share for stock options).

4.   ACQUISITION OF PRECIM CORPORATION

          On August 29, 1997 the Company issued 387,000 shares of the Company's common stock to acquire Precim Corporation ("Precim"). The transaction was accounted for as a pooling of interests acquisition. Financial information for periods prior to the merger have not been restated to include the results of Precim as the results are not material to the overall operations or financial position of the Company. Accordingly, the results of Precim have been included in the financial statements commencing on the date of acquisition. Precim, located in Portland, OR, develops computer-automated products for optimizing the performance and quality of semiconductor tooling (pattern transfer) activities in wafer fabrication. Precim tools are used to construct or modify design layouts to improve yield and circuit performance.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     OVERVIEW. The Company was founded in 1979 to develop, market and support physical simulation software for IC design and manufacturing. The Company's original products were based on research done at Stanford University, and, until 1988, the Company was focused primarily on research and development. In 1988, the Company hired additional management, established an engineering strategy, added distribution channels and marketing capabilities and began to position its products with a more commercial focus. Today, the Company sells thirteen products in six product groups and strives to offer regular updates for its products.

     In September 1997 the Company and Avant! Corporation ("Avant!") signed a definitive agreement to merge. The merger agreement provides that Avant! will issue shares of Avant! common stock in exchange for all outstanding TMA equity. The proposed merger transaction is intended to be a tax-free reorganization and is intended to be accounted for as a pooling of interests and is expected to close in the fourth quarter of 1997. The closing of the merger is subject to regulatory and stockholder approval, the availability of pooling-of-interests
accounting treatment, and other customary closing conditions.   During the
fourth quarter of 1997, the Company will hold a Special Meeting of Shareholders to approve the merger. Upon completion of the merger, the Company will become a wholly-owned subsidiary of Avant!. Avant! develops, markets, and supports integrated circuit design automation (ICDA) software for the simulation layout, verification, and analysis of deep submicron ICs including microprocessors, microcontrollers, application-specific standard products (ASSPs) and complex application-specific integrated circuits (ASICs).

     The Company's revenue consists primarily of fees for licenses of the Company's software products and fees for maintenance and customer support. Products typically are licensed on a perpetual basis, with pricing determined by the number of concurrent users. The Company recognizes revenue from software licenses when software has been shipped and there are no significant remaining vendor obligations. When the Company receives payment prior to shipment and fulfillment of significant vendor obligations, such payments are recorded as deferred revenue and customer deposits, and are recognized as revenue only upon shipment and fulfillment of any significant vendor obligations.

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

     On September 30, 1997 the Company terminated its representative relationship with C&G Technology, Inc. ("C&G"), its Korean sales representative. The Company subsequently established a wholly owned subsidiary in Korea in October 1997. The subsidiary, Technology Modeling Associates Korea, Inc. ("TMAK") will serve primarily as a sales and engineering applications support office for the Company's customers in Korea. The Company does not expect there to be a material adverse effect on the Company's revenue from Korea in future periods.

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


                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                            1997      1996       1997     1996
                                            ----      ----       ----     ----
REVENUE:
     License                                 53.9%     69.3%     61.9%     70.6%
     Maintenance and other                   41.0      22.8      30.8      23.8
     Professional services                    5.1       6.2       7.3       3.2
                                           ------     -----     -----     -----
          Total product revenue             100.0      98.3     100.0      97.6
     Funded development                       0.0       1.7       0.0       2.4
                                           ------     -----     -----     -----
          Total revenue                     100.0     100.0     100.0     100.0
                                           ------     -----     -----     -----

COST OF REVENUE:
     License                                  9.0       7.1       6.9       6.6
     Maintenance and other                    5.8       4.5       4.4       4.8
     Professional services                   10.5       4.4       6.4       3.0
     Funded development                       0.0       1.4       0.0       2.6
                                           ------     -----     -----     -----
          Total cost of revenue              25.3      17.4      17.7      17.0
                                           ------     -----     -----     -----
          Gross profit                       74.7      82.6      82.3      83.0
                                           ------     -----     -----     -----

OPERATING EXPENSES:
     Sales and marketing                     50.0      35.1      38.9      34.4
     Research and development                57.8      27.1      38.5      29.5
     General and administrative              19.7       7.6      11.4       9.5
     Cost of mergers                          8.7       0.0       2.2       0.0
                                           ------     -----     -----     -----
          Total operating expenses          136.2      69.8      91.0      73.4
                                           ------     -----     -----     -----
          Income (loss) from operations     (61.5)     12.8      (8.7)      9.6
OTHER INCOME (EXPENSE), NET                  13.0       0.5       9.5       0.2
                                           ------     -----     -----     -----
          Income (loss) before provision
            for (benefit from) income
            taxes                           (48.5)     13.3       0.8       9.8
PROVISION FOR (BENEFIT FROM)
INCOME TAXES                                (19.6)      7.1       0.3       5.2
                                           ------     -----     -----     -----
          Net income (loss)                 (28.9)%     6.2%      0.5%      4.6%
                                           ------     -----     -----     -----
                                           ------     -----     -----     -----


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     REVENUE. Revenue for licensing the Company's software is generally recognized when the software has been shipped and there are no significant remaining obligations. Maintenance and other revenue consists primarily of fees for providing system updates, user documentation and technical support for software products, and is recognized ratably over the term of the maintenance agreement. Professional services revenue is based upon customer contracts, and is recognized under the percentage of completion method. Funded development revenue consists of revenue earned on development contracts with government-sponsored and private entities and is recognized under the percentage of completion method.

     Total revenue decreased 28.2% to $3.5 million for the three months ended September 30, 1997 from $4.8 million for the three months ended September 30, 1996 and increased 7.4% to $13.8 million for the nine months ended September 30, 1997 from $12.8 million for the nine months ended September 30, 1996.

     International sales were $1.8 million and $3.9 million for the three months ended September 30, 1997 and 1996, respectively, representing 51.5% and 81.4% of total revenue for the respective periods. International sales were $9.0 million and $9.4 million for the nine months ended September 30, 1997 and 1996, respectively, representing 65.0% and 73.4% of total revenue for the respective periods. The decrease in both total and international revenue for the three months ended September 30, 1997 compared to 1996 was due primarily to the delay of a number of orders, primarily in the U.S. and by the Company's exclusive distributor in Japan, Innotech. Additionally, the poor economic climate for semiconductor companies in Korea continued in the third quarter, resulting in lower Korean revenue. The increase in total revenue for the nine months ended September 30, 1997 compared to 1996 was due primarily to increased licensing and maintenance and other revenue from North America. Despite a shortfall in revenue from Korea that is expected to continue into the foreseeable future, it is anticipated that international revenue will continue to constitute a significant portion of total revenue for the foreseeable future. International revenues are subject to certain additional risks normally associated with international operations, including, among others, adoption and expansion of government trade restrictions, volatile foreign exchange rates, foreign withholding taxes, limitations on repatriation of earnings and reduced protection of intellectual property rights. It has been the Company's experience that some of its large Korean customers institute significant upgrades of their design tools relatively infrequently causing their purchasing patterns to be hard to predict.

     License revenue decreased 44.1% to $1.9 million for the three months ended September 30, 1997 from $3.3 million for the three months ended September 30, 1996 and decreased 5.8% to $8.5 million for the nine months ended September 30, 1997 from $9.1 million for the nine months ended September 30, 1996. The primary reason for the decrease in license revenue was lower licensing of the Company's process simulation and device simulation products in the Japan, Korea and Europe.

     Maintenance and other revenue increased 28.9% to $1.4 million for the three months ended September 30, 1997 from $1.1 million for the three months ended September 30, 1996 and increased 38.7% to $4.2 million for the nine months ended September 30, 1997 from $3.1 million for the nine months ended September 30, 1996. The increase in maintenance and other revenue was attributable to an increase in the Company's installed base of products and the Company's continued effort toward obtaining customer renewals of maintenance.

     Professional services revenue decreased to $177,000 for the three months ended September 30, 1997 from $300,000 for the three months ended September 30, 1996 but increased to $1.0 million for the nine months ended September 30, 1997 from $400,000 for the nine months ended September 30, 1996. Revenue from professional service contracts is not recognized until such contracts are finalized and signed by the customer and the work, thereunder, is performed. In the three months ended September 30, 1997, work on several contracts commenced late in the quarter, resulting in lower recognized revenue, as compared to the three months ended September 30, 1996. It was only during the three months ended June 30, 1996 that the Company commenced performing services and recognizing revenue from contracts obtained by the Company's professional services group.

      In 1995, the Company deliberately reduced its participation in funded development programs and decided not to pursue new contracts. Consequently, there was no funded development revenue for the three or nine months ended September 30, 1997.

     COST OF REVENUE. Cost of revenue consists primarily of the costs of media and shipping of licensed products, royalties payable, the costs of providing maintenance support to the Company's customers and the cost of the Company's professional services group. Cost of license revenue as a percentage of license revenue increased to 16.6% for the three months ended September 30, 1997 from 10.3% for the three months ended September 30 1996. Cost of license revenue as a percentage of license revenue increased to 11.2% for the nine months ended September 30, 1997 from 9.4% for the nine months ended September 30, 1996. The increase corresponds to decreases in revenue in the third quarter. Cost of license revenue increased primarily due to royalty expenses incurred on revenues from third party software products sold by the Company. Cost of maintenance and other revenue as a percentage of maintenance and other revenue decreased to 14.3% for the three months ended September 30, 1997 from 19.5% for the three months ended September 30, 1996. Cost of maintenance and other revenue as a percentage of maintenance and other revenue decreased to 14.4% for the nine months ended September 30, 1997 from 20.4% for the nine months ended September 30, 1996, as maintenance and other revenue increased at a faster rate than the costs of providing maintenance support to the Company's customers. The cost of professional services increased to $363,000 for the three months ended September 30, 1997 from $215,000 for the three months ended September 30, 1996 and increased to $874,000 for the nine months ended September 30, 1997 from $623,000 for the nine months ended September 30, 1996, as the Company hired additional personnel to meet the contractual obligations under revenue contracts obtained by the Company.

     SALES AND MARKETING. Sales and marketing expenses include the costs associated with sales and marketing personnel, commissions, promotional events (such as trade show and technical conference attendance) and advertising and public relations programs. Sales and marketing expenses remained constant at $1.7 million for the three months ended September 30, 1997 and 1996, but increased as a percentage of total revenue to 49.9% from 35.1% for the three months ended September 30, 1997 and 1996, respectively. Sales and marketing expenses increased to $5.4 million for the nine months ended September 30, 1997 from $4.4 million for the nine months ended September 30, 1996 and increased as a percentage of total revenue to 38.9% from 34.4% for the nine months ended September 30, 1997 and 1996, respectively, primarily due to the addition of sales and marketing personnel, the costs associated with the sales reorganization completed in the second quarter of 1997 and the ongoing expenses of sales offices opened in mid-1996 in Boston, Portland and Milan, Italy.

     RESEARCH AND DEVELOPMENT. Research and development expenses include engineering and operations personnel, the costs of creating new products and developing enhancements to existing products, and providing operations support. Software development costs have been expensed as incurred, because software development has generally been completed concurrently with the establishment of technological feasibility. Research and development expenses increased to $2.0 million for the three months ended September 30, 1997 from $1.3 million for the three months ended September 30, 1996, and increased as a percentage of total revenue to 57.8% from 27.1% for the three months ended September 30, 1997 and 1996, respectively. Research and development expenses increased to $5.3 million for the nine months ended September 30, 1997 from $3.8 million for the nine months ended September 30, 1996, and increased as a percentage of total revenue to 38.5% from 29.5% for the nine months ended September 30, 1997 and 1996, respectively. Research and development costs increased primarily due to increased headcount.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the costs associated with the Company's executive office, human resources and finance functions. General and administrative expenses increased to $681,000 for the three months ended September 30, 1997 from $363,000 for the three months ended September 30, 1996, and increased as a percentage of total revenue to 19.7% from 7.5% for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, general and administrative expenses increased to $1.6 million from $1.2 million, and increased as a percentage of total revenue to 11.5% from 9.5% for the nine months ended September 30, 1997 and 1996, respectively. General and administrative expenses increased for the three and nine months ended September 30, 1997 from the same periods in 1996 due to increased headcount, the costs of being a public company, additional increases to bad debt reserves and compensation accruals.

     COST OF MERGERS. During the third quarter of 1997, the Company completed its merger with Precim Corporation and announced its intent to merge with Avant!. The Company incurred approximately $300,000 of costs associated with the mergers, primarily legal and accounting fees.

     OTHER INCOME (EXPENSE), NET. Other income is primarily interest income earned on excess cash balances. Other expense is primarily interest paid on notes payable and under capitalized lease obligations. Other income was $473,000 and $64,000 for the three months ended September 30, 1997 and 1996, respectively, and $1.4 million and $132,000 for the nine months ended September 30, 1997 and 1996, respectively. Other expense was $24,000 and $39,000 for the three months ended September 30, 1997 and 1996, respectively, and $78,000 and $105,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in other income was due to the interest earned on proceeds received from the Company's initial public offering during the third quarter of 1996.

     PROVISION FOR INCOME TAX. Provision for income tax consists primarily of federal income taxes, state taxes and international withholding taxes. The Company's effective rate of taxation was 37.8% for the nine months ended September 30, 1997 as compared with 52.9% for the nine months ended September 30, 1996. Because the Company generates a significant portion of its total revenue from international sales, the Company historically has had a significant amount of foreign tax withheld, and has not been able to utilize all of its available tax credits. Accordingly, the Company generated significant tax credit carryforwards. Given the uncertainty over ultimate utilization of these credits, they have not been fully benefited in the 1996 tax provision, which resulted in an effective rate of taxation in excess of the U.S. statutory rate. Because of anticipated increases in domestic income and the anticipated utilization of available tax credits, the Company's effective tax rate in 1997 has declined.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations through private sales of equity securities and with cash generated from operations. During 1996, approximately $31.0 million in cash, net of expenses, was raised through the Company's initial public offering.

     For the nine months ended September 30, 1997, the Company generated
$564,000 from operating activities.   The funds resulted primarily from net
income and an increase in accrued liabilities and deferred revenue, offset by an increase in accounts receivable. Cash used in investing activities of $8.7 million was primarily for net purchases of short-term investments and capital equipment.

     As of September 30, 1997, the Company had working capital of $34.3 million and cash, cash equivalents and short-term investments of $34.6 million. The Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects to spend approximately $1.0 million on capital items in the next 12 months. The Company believes that the existing cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months. If the Company's merger with Avant! is consummated, it will become a wholly-owned subsidiary of Avant! and its capital expenditure and funding needs will be determined by Avant!. If the merger with Avant! is not consummated, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private financing or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

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

     UNCERTAINTY RELATED TO PROPOSED MERGER. The proposed merger between the Company and Avant! is subject to shareholder approval, and if approved by the shareholders, there can be no assurance that the process of integrating the Company's business and personnel with Avant! can be effectively managed to realize the synergies anticipated from the combination of the companies. The Company and Avant! corporation have filed a joint Proxy Statement/Prospectus which more fully describes the terms and conditions of the proposed merger.

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

     GEOGRAPHICAL CONCENTRATION IN ASIA: DEPENDENCE UPON DISTRIBUTORS AND REPRESENTATIVES. In 1996, 1995, 1994 and the first nine months of 1997, licensing and maintenance of the Company's software products in Asia, primarily Japan, Korea and Taiwan, accounted for approximately 60.0%, 61.5% 55.9% and 49.7%, respectively, of the Company's total revenue. Sales of the Company's product licenses to customers in Japan were and are made exclusively through a single distributor, Innotech Corporation ("Innotech"). In Korea, until September 30, 1997, licenses to customers were made through a single independent sales representative, C&G Technology, Inc. ("C&G"). Sales to customers in Taiwan were also carried out through a single independent sales representative, Business Technology, Inc. ("BTI"). The Company expects that sales to customers in Japan, Korea and Taiwan will continue to make up a significant proportion of the Company's total product revenue for the foreseeable future. Since the Company's products are used by highly skilled professional engineers, in order to be effective, a distributor or sales representative must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors and sales representatives possess such resources. There can be no assurance that any or all of the agreements with Innotech and BTI will continue for any substantial period of time or that these companies will continue to distribute the Company's software products, and there is no assurance that the Company could replace these entities without significant difficulty.

     On September 30, 1997 the Company terminated its representative relationship with C&G. The Company subsequently established a wholly owned subsidiary in Korea in October 1997. The subsidiary, Technology Modeling Associates Korea, Inc. ("TMAK") will serve primarily as a sales and engineering applications support office for the Company's customers in Korea. Although the Company does not expect there to be a material adverse effect on the Company's revenue from Korea in future periods, there can be no assurance that TMAK can maintain the sales and support level of the past.

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

     PRODUCT CONCENTRATION. The Company derived a significant majority of its total revenue in 1996 and the first nine months of 1997 from the licensing and maintenance of two software products, TSUPREM-4 and Medici, and the Company expects to continue to derive a substantial portion of its total revenue from these two products for the foreseeable future. As a result, the Company's future operating results are significantly dependent upon continued market acceptance of TSUPREM-4 and Medici. There can be no assurance that the Company will successfully develop new products or that such products will find market acceptance or meet customer expectations. The Company's two principal products may be rendered obsolete by future technical advances by the Company's competitors or even by certain of its customers or marketing partners. The failure of the Company to maintain and enhance the capabilities of its current products or to introduce new products successfully into the market could have a material adverse effect on the Company's business, operating results and financial condition.

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


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

         Not applicable

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities and Use of Proceeds

     On August 29, 1997, the Company entered into an Agreement and Plan of Reorganization with Precim Corporation, pursuant to which the Company issued 387,000 shares of its common stock to the two shareholders of Precim in exchange for all of the capital stock of Precim. The issuance of shares of the Company's Common Stock to the shareholders of Precim was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on section 4(2) of the Securities Act. The securities were sold with no general solicitation or advertising. The purchasers were sophisticated investors with access to all relevant information necessary to evaluate the investment.

     On September 20, 1996, the Company's registration statement on Form SB-2 (File No.33-5252-LA), related to the initial public offering of the Company's Common Stock (the "Registration Statement"), was declared effective by the Securities and Exchange Commission. The net offering proceeds to the Company after expenses was $31,292,000 (the "Offering Proceeds").

From the effective date of the Registration Statement to September 30, 1997, the Offering Proceeds have been used for the purposes listed below:


                                                        Direct or indirect payments to directors,
                                                        officers, general partners of the company
                                                        or their associates; to persons owning ten
                                                       (10) percent or more of any class of equity
                                                         securities of the Company; and to               Direct or indirect
                                                              affiliates of the Company                  payments to others
                                                              -------------------------                  ------------------

Purchase and installation of machinery and equipment                     --                                   $  782,000
Working capital                                                          --                                      250,000
Purchase of short-term liquid securities                                 --                                   30,260,000
                                                                                                            ------------
                                                                         --                                  $31,292,000
                                                                                                            ------------
                                                                                                            ------------



ITEM 4 - Submission of Matters to a Vote of Security Holders

     Not applicable

ITEM 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit
          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K
          The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TECHNOLOGY MODELING ASSOCIATES, INC.
                               (Registrant)


DATE: NOVEMBER 10, 1997              By: /S/ ROY E. JEWELL
      ---------------------------        -------------------------------
                                         ROY E. JEWELL
                                         President and Chief Executive Officer



DATE: NOVEMBER 10, 1997              By:  /S/ BENNET L. WEINTRAUB
      ----------------------------        -------------------------------
                                          BENNET L. WEINTRAUB
                                          Chief Financial Officer and
                                          Vice President of Finance and
                                          Administration